Form 10-Q
period 2011-09-30
Mister Goody, Inc.
filed 2011-10-19
CIK 1515275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2011
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-54517

———————

Mister Goody, Inc.

(Exact name of registrant as specified in its charter)

———————

Florida	27-5414480
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

7877 Emerald Winds Circle Boynton Beach, Florida 33473

(Address of Principal Executive Office) (Zip Code)

561-396-0554

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.			☐	Yes	☑	No

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12

months (or for such shorter period that the registrant was required to submit and post such files).			☑	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 60,240,000 shares of common stock as of September 30, 2011.

MISTER GOODY, INC.

ii

PART I – FINANCIAL INFORMATION

Forward-Looking Information

This report on Form 10-Q contains forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

Examples of forward-looking statements include:

•

the timing of the development of future products;

•

projections of costs, revenue, earnings, capital structure and other financial items;

•

statements of our plans and objectives;

•

statements regarding the capabilities of our business operations;

•

statements of expected future economic performance;

•

statements regarding competition in our market; and

•

assumptions underlying statements regarding us or our business.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under “Risk Factors” contained in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ITEM 1.

FINANCIAL STATEMENTS.

MISTER GOODY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2011	March 31, 2011
	(Unaudited)

ASSETS

Cash	$217,546	$301,128
Total assets	$217,546	$301,128

Commitments and contingencies	—	—

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—

Common stock, $0.001 par value, 200,000,000 shares authorized, 60,240,000 shares issued and outstanding	60,240	60,060
Paid-in capital	273,998	253,674
Accumulated deficit during development stage	(116,692)	(12,606)
Total stockholders' deficit	$217,546	$301,128

See accompanying notes to the unaudited financial statements.

MISTER GOODY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2011	Six Months Ended September 30, 2011	Period from Inception (March 1, 2011) to September 30, 2011

Net revenues	$—	$—	$—

Operating expenses:
General and Administrative	(22,873)	(40,636)	(47,652)
Management Services	(33,025)	(63,450)	(69,040)

Total operating expenses	(55,898)	(104,086)	(116,692)

Operating loss	(55,898)	(104,086)	(116,692)

Loss before income tax provision	(55,898)	(104,086)	(116,692)
Income tax provision	—	—	—
Net loss	$(55,898)	$(104,086)	$(116,692)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	60,240,000	60,166,230

See accompanying notes to the unaudited financial statements.

MISTER GOODY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Six Months Ended September 30, 2011	Period from Inception (March 1, 2011) to September 30, 2011
Cash flows from operating activities:

Net loss	$(104,086)	$(116,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation expense	2,504	2,504
Shares issued for services	—	3,934
Net cash used in operating activities	(101,582)	(110,254)

Cash flows from financing activities:
Proceeds from issuance of common stock	18,000	327,800
Net cash provided by financing activities	18,000	327,800

Change in cash	(83,582)	217,546

Cash, beginning of year	301,128	—

Cash, end of year	$217,546	$217,546

See accompanying notes to the unaudited financial statements.

MISTER GOODY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

Note 1: Organization and Basis of Presentation

Mister Goody, Inc. (“the Company”) was incorporated on March 1, 2011 (Date of Inception) in the State of Florida. The Company is an online destination featuring deals on products, while raising awareness and providing donations to non-profit causes.

The Company is a development stage company as it has not yet begun to generate revenues from its planned principal operations.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments considered necessary for a fair statement, have been included. The reported results of operations are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for the period March 1, 2011 (date of inception) to March 31, 2011.

Note 2: Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses, has had negative operational cash flows since inception, and has had no revenues. The future of the Company is dependent upon future profitable operations and the development of the business plan. Management expects to need to raise additional funds via equity offerings.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might arise from this uncertainty.

Note 3: Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash consists of deposit with domestic banks.

Revenue Recognition

The Company has no revenues.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. As the Company is in a net loss position, there are no outstanding potentially dilutive securities that would cause diluted earnings per share to differ from basic earnings per share.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has established a valuation allowance for all deferred tax assets (consisting of net operating loss carryforwards) as of September 30, 2011 as it has not determined that such assets are likely to be realized.

Fair Value of Financial Instruments

U.S. GAAP establishes a fair value hierarchy which has three levels based on the reliability of the inputs to determine the fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions. Effective June 15, 2009, disclosures about fair value of financial instruments are required for interim reporting period of publicly traded companies as well as in annual financial statements.

Note 4: Income Taxes

Income taxes are summarized as follows for the six months ended September 30, 2011:

2011
Current expense (benefit)
Deferred expense	$(35,389)
Net income tax (benefit) expense	$—

A reconciliation of the differences between the effective and statutory income tax rates are as follows for the six months ended September 30, 2011:

	2011
	Amount	Percent

Federal statutory rates	$(35,389)	34%
State income taxes	—	0%
Valuation allowance	35,389	(34)%
Effective rate	$—	0%

The Company had net operating loss carry forwards at September 30, 2011 of $116,692 which expire in 2026.

The Company has experienced operating losses since inception. A full valuation allowance have been established for deferred tax assets based on a “more likely than not” threshold. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carry forward periods provided in the tax law

Note 5: Shareholders’ Equity

On March 1, 2011, the Company was incorporated and authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, and 200,000,000 shares of common stock, par value $0.001 per share. The Company issued 36,000,000 shares of common stock to its founding shareholders. The value associated with the issuance of these shares was $3,600 for pre-incorporation services. There were no shares of preferred stock outstanding at September 30, 2011.

On March 2, 2011, the Company issued 5,800,000 shares of common stock at $.001 per share in exchange for consideration of $5,800.

On March 7, 2011, the Company issued 18,240,000 shares of common stock at $0.0167 per share in exchange for consideration of $304,000.

On March 7, 2011, the Company received services performed by a non-employee in exchange for 20,000 shares of common stock. The Company recorded an expense of $334 based on a $0.0167 per share fair value of the Company’s common stock on the date services were performed.

On June 15, 2011 the Company issued 180,000 shares of common stock at $0.10 per share in exchange for consideration of $18,000.

Note 6: Related Party Transactions

The Company’s shareholders paid for Company-related expenses during the six months ended September 30, 2011. Such amounts were repaid to the shareholders as of September 30, 2011.

Management services

During the six months ended September 30, 2011, the Company paid $63,450 to individuals for management services rendered to the Company. Some of these individuals were also shareholders of the Company.

Note 7: Commitments and Contingencies

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of September 30, 2011.

The Company has no noncancellable operating leases.

Note 8: Stock-Based Compensation

On March 31, 2011, the Company issued 900,000 stock options to two employees with a four-year vesting period beginning on April 1, 2011 at an exercise price of $0.0167. The grant date fair value of the awards was $12,883 (net of estimated forfeitures of 10%). The options have a ten-year term.

On May 2, 2011, the Company issued 600,000 stock options to one independent contractor with a four-year vesting period beginning on May 2, 2011 at an exercise price of $0.0167. The grant date fair value of the awards was $8,612 (net of estimated forfeitures of 10%). The options have a ten-year term.

The awards were valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Volatility	156-158%
Risk-free interest rate	2.3-2.6%
Expected term	6.3 years
Forfeiture rate	10%
Dividend yield rate	0%

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price. The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.

Stock option awards are expensed on a straight-line basis over the requisite service period. During the three and six months ended September 30, 2011, the Company recognized $1,354 and $2,504 of compensation expense, respectively. At September 30, 2011, future stock compensation expense (net of estimated forfeitures) not yet recognized was $18,991 and will be recognized over a weighted average remaining vesting period of 2.0 years. The following summarizes stock option activity for the six months ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2011 (date of inception)	900,000	0.02	0.02
Granted at market price	600,000	0.02	0.02
Exercised	—
Forfeited	—
Outstanding at September 30, 2011	1,500,000	$0.02	0.02	9.5	$—
Exercisable	—	$—		—	$—

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained in this report on Form 10-Q, the matters discussed herein are forward-looking statements. Words such as “anticipates,” “believes,” “expects,” “future,” and “intends,” and similar expressions are used to identify forward-looking statements. These and other statements regarding matters that are not historical are forward-looking statements. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This information should also be read in conjunction with our audited historical financial statements which are included in our Registration Statement on Form S-1 for the fiscal year ended March 31, 2011, filed with the Securities and Exchange Commission on June 16, 2011.

Background Overview

Our online marketplace helps businesses increase their corporate and brand awareness by connecting their company, products and services to online consumers. Businesses use our online marketplace by advertising their goods and services at discount prices, with deals offered for a limited time and limited quantity. Consumers interested in saving money browse through available deals; obtain additional details about the advertiser, products and services and can purchase the deal directly from the advertiser.

We also offer cause-related marketing services, a form of marketing where a business and non-profit cause work together for mutual benefit. We identify non-profit causes, arrange for a contribution to the cause and engage in corporate communications, public relations and publicity activities to create television, newspaper and online media attention. Our cause-related marketing services are designed to help businesses increase their corporate and brand awareness through their participation in community- based good deeds.

Results of Operations

From inception on March 1, 2011 to March 31, 2011:

Revenues: We generated $0 in revenues.

Operating Expenses: Our operating expenses consisted of $7,016 of general and administrative expenses and $5,590 of management services expenses. $3,934 of our general and administrative expenses were non-cash stock-based compensation. The $3,172 of our general and administrative expenses paid in cash was for software development, telecommunications, Internet access, Internet server hosting and office supplies.

Net Loss: We had a net loss of $12,606 of which $3,934 was non-cash stock-based compensation.

For the three months ended September 30, 2011:

Revenues: We generated $0 in revenues.

Operating Expenses: Our operating expenses consisted of $33,025 of management services and $22,873 of general and administrative expenses. $1,354 of our general and administrative expenses were non-cash stock-based compensation. $21,519 of our general and administrative expenses paid in cash was for legal and professional fees, software development, telecommunications, internet access, internet server hosting, office supplies and other expenses complying with our obligations as a reporting issuer and the trading of our securities.

Net Loss: We had a net loss of $55,898.

For the six months ended September 30, 2011:

Revenues: We generated $0 in revenues.

Operating Expenses: Our operating expenses consisted of $63,450 of management services and $40,636 of general and administrative expenses. $2,504 of our general and administrative expenses was non-cash stock-based compensation. $38,132 of our general and administrative expenses paid in cash was for legal and professional fees, software development, telecommunications, internet access, internet server hosting, office supplies and other expenses complying with our obligations as a reporting issuer and the trading of our securities.

Net Loss: We had a net loss of $104,086.

The results of operations for the period March 1, 2011 to March 31, 2011 or for the three and six months ended September 30, 2011, are not indicative of the results for any future interim period. During this initial period, we were primarily focused on raising investment capital, recruiting and retaining management, business planning and initial software development.

We expect to considerably increase our operating expenses in the future, particularly expenses in sales, marketing, accounting and legal fees.

Plans of Operation

From our inception on March 1, 2011 to March 31, 2011, we were primarily focused on raising investment capital, recruiting management, business planning and software development

From April 1, 2011 to July 31, 2011 we continued to focus on raising investment capital, organized our management team, further developed our business model, created marketing materials, designed our websites, continued software development to manage our online marketplace, started inviting businesses to advertise their products and services and started discussions with non-profit organizations to develop cause-related marketing campaigns.

From August 1, 2011, we continued to focus on improving our business model, developed software, contacted businesses to advertise in our online marketplace, engaged in discussions with non-profit organizations to develop cause-related marketing campaigns and began soliciting businesses to pay for participation in our planned cause-related marketing activities.

Our online marketplace helps businesses increase their corporate and brand awareness by connecting their company, products and services to online consumers. Businesses use our online marketplace by advertising their goods and services at discount prices, with deals offered for a limited time and limited quantity. Consumers interested in saving money browse through available deals; obtain additional details about the advertiser, products and services and can purchase the deal directly from the advertiser.

We also offer cause-related marketing services, a form of marketing where a business and non-profit cause work together for mutual benefit. We identify non-profit causes, arrange for a contribution to the cause and engage in corporate communications, public relations and publicity activities to create television, newspaper and online media attention. Our cause-related marketing services are designed to help businesses increase their corporate and brand awareness through their participation in community- based good deeds.

To be successful, we must establish and strengthen the awareness of the Mister Goody brand. We believe that maintaining and enhancing our brand recognition is an important aspect of our efforts to generate revenue.

Presently, our priority is to promote consumer awareness of our online marketplace through public relations efforts, social media outreach, community involvement, Internet marketing, affiliates and business development partnerships. We plan to attract consumers by publishing good deals and by supporting non-profit causes. Our goal is to attract a loyal base of consumers possessing demographic characteristics attractive to potential advertisers.

To implement our cause-related marketing plans, we are presently identifying non-profit causes, discussing means to assist non-profit causes and preparing to engage in corporate communications, public relations and publicity activities to generate television, newspaper and online media attention. Our cause-related marketing service is designed to serve two purposes: to produce revenue and to increase our corporate and brand awareness.

We believe our cause-related marketing services can provide businesses with the ability to receive positive publicity and consumer awareness with less time, cost and complexity than handling it themselves. Businesses may pay to participate in our cause-related marketing activities to share in any positive public relations, improve consumer relations and develop stronger connections with people who live and work in their community.

Businesses may be unwilling to pay for our cause-related marketing services if they do not believe we are capable of delivering meaningful results or if they believe the anticipated benefits will not justify the cost.

In August 2011, we completed the design and development of our cause-related marketing materials and began pitching our cause-related marketing services to businesses in New Jersey and Texas. As of September 30, 2011, we have not generated any sales. We promote our cause-related marketing services primarily through telemarketing, tradeshow attendance, Internet marketing and a website which provides information for businesses. Our goal is to attract businesses that are interested in increasing their corporate and brand awareness by participating in cause-related marketing.

We are unable to determine how long, if ever, it would take to attract cause-related marketing clients. We have never generated any cause-related marketing revenue and there can be no assurance we will ever generate enough revenue to sustain our operations.

Presently, we are promoting business awareness of our online marketplace primarily through telemarketing, tradeshow attendance, Internet marketing and a section of our website which provides information for businesses. Our goal is to attract businesses who are interested in increasing their corporate and brand awareness by offering consumers significant savings on a wide variety of goods and services.

We also plan to generate revenue by charging businesses to advertise their goods and services in our online marketplace. Presently, we are providing businesses with complimentary advertisements to prove our worth as an advertising medium and to attract a loyal base of consumers possessing demographic characteristics attractive to potential advertisers. In the future, we believe businesses may pay us an advertising fee if our online marketplace is regularly exposed to a large number of consumers possessing demographic characteristics attractive to potential advertisers. We believe our marketplace advertising services can provide businesses with the ability to affordably increase their corporate and brand awareness to online consumers.

Businesses may be unwilling to pay for our marketplace advertising services if they do not believe we have enough consumer usage, if our advertising fees are too high relative to their anticipated benefits, or if the demographic characteristics of consumers visiting our online marketplace are not suited for their products or services, In addition, businesses who receive complimentary advertisements may be unwilling to pay us for advertisements in the future.

We are unable to determine how long, if ever, it would take to build an online marketplace with the characteristics and consumer demographics necessary to satisfy potential advertisers. We have never generated any online marketplace advertising revenue and there can be no assurance we will ever generate enough revenue to sustain our operations.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2011 reflects cash assets of $217,546, no other assets and no liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

Our cash came from the issuance of shares in private placements in which we raised $327,800.

Sources and Use of Cash

Since April 1, 2011, we have been spending approximately $17,000 per month to support our current level of operations. The expenses include costs of our management, marketing, software development, legal, accounting and other expenses associated with the daily operations of our business. Starting in September 2011, our operating expenses increased to approximately $24,000 per month due to an increase in planned marketing related activities. In addition to our core operating expenses, we anticipate that our affiliates will begin earning commissions for referring members to our online marketplace starting in October 2011. We are unable to determine the amount of commissions affiliates will earn, if any.

Over the next 12 months, we anticipate needing at least $260,000 for sales, marketing and for other operating expenses. We will utilize the cash currently held by the company to pay such expenses.

In the future, we plan to try and raise additional capital through the issuance of additional common shares or preferred shares. If we issue additional common shares, our then-existing shareholders may face substantial dilution. If we issue preferred shares, we would be obligated to pay a substantial amount of interest which would reduce our cash available for working capital, property acquisitions and renovations. In addition, holders of preferred shares would be entitled to be paid out of any assets we have in the event of any liquidation, dissolution or winding up of the corporation, before the holders of common share would be paid anything.

Currently, we do not have any arrangements for any financing, whether it be through the sale of common shares or the sale of Preferred Stock or any other method of financing, and we can provide no assurances to investors that we will be able to obtain any financing when required. The only cash currently available to us is the cash in our bank account. We have no other sources of capital.

No assurance can be given that we will obtain access to capital markets in the future or that adequate financing to satisfy the cash requirements of implementing our business strategies will be available on acceptable terms. Our inability to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of our operations and financial condition. Our failure to raise additional funds if needed in the future will adversely affect our business operations, which may require us to suspend our operations and lead you to lose your entire investment.

It is likely that our operating losses will increase in the future and it is very possible we will never achieve or sustain profitability. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or other unanticipated changes in our industry. Any failure by us to accurately make predictions would have a material adverse effect on our business, results of operations and financial condition.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2011 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.

Defaults Upon Senior Securities.

Not Applicable.

Item 4.

Reserved.

Not Applicable.

Item 5.

Other Information.

Not Applicable.

Item 6.

Exhibits.

SEC Reference	Title of
Number	Document	Location

3.1	Articles of Incorporation	*
3.2	Bylaws	*
5.1	Opinion Regarding Legality	*
10.1	2011 Stock Incentive Plan	*
10.2	Consulting Agreement	*
10.3	Schedule of Omitted Consulting Agreements	*
10.4	Non-Statutory Stock Option Agreement	*
10.5	Schedule of Omitted Stock Option Agreement	*
10.6	Amendment to O’Malley Consulting Agreement	*
10.7	Amendment to Webb Consulting Agreement	*
14.1	Code of Ethics	*
21.	Subsidiaries	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

———————

*

Incorporated by reference to Registration Statement on Form S-1 filed on June 16, 2011.

All other Exhibits called for by Rule 601 of Regulation S-K are not applicable to this filing. Information pertaining to our common stock is contained in our Certificate of Incorporation and By-Laws.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mister Goody, Inc.

By:	/s/ Joel Arberman
Joel Arberman,
Principal Executive Officer, Principal Accounting Officer
Date: October 19, 2011

By:	/s/ Joel Arberman
Joel Arberman,
Principal Executive Officer, Principal Accounting Officer
Date: October 19, 2011