Form 10-Q
period 2011-12-31
Mister Goody, Inc.
filed 2012-02-13
CIK 1515275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2011
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 333-174941

Mister Goody, Inc.
(Exact name of registrant as specified in its charter)

Florida	27-5414480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7877 Emerald Winds Circle Boynton Beach, Florida	33473
(Address of principal executive offices)	(Zip Code)

561-396-0554
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,240,000 shares of common stock as of December 31, 2011.

i

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under “Risk Factors” contained in the Company’s Registration Statement on Form S-1. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Mister Goody, Inc.

(a Development Stage Company)

Condensed Consolidated Balance Sheet

	December 31,
	2011	March 31,
	(Unaudited)	2011

Assets

Cash	$ 168,447	$ 301,128
Other current assets	214	-
Total assets	$ 168,661	$ 301,128

Commitments and contingencies	-	-

Stockholders' Deficit

Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 60,240,000 shares issued and outstanding	60,240	60,060
Paid-in capital	275,352	253,674
Accumulated deficit during development stage	(166,931)	(12,606)
Total stockholders' deficit	$ 168,661	$ 301,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mister Goody, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

			Period from Inception
	Three Months	Nine Months	(March 1, 2011)
	Ended	Ended	to December 31,
	December 31, 2011	December 31, 2011	2011

Net revenues	$ 220	$ 220	$ 220

Operating expenses:
General and Administrative	(21,946)	(62,582)	(69,598)
Management Services	(28,513)	(91,963)	(97,553)

Total operating expenses	(50,459)	(154,545)	(167,151)

Operating loss	(50,239)	(154,325)	(166,931)

Loss before income tax provision	(50,239)	(154,325)	(166,931)
Income tax provision	-	-	-
Net loss	$ (50,239)	$ (154,325)	$ (166,931)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average common shares outstanding:
Basic and diluted	60,240,000	60,190,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mister Goody, Inc.

(a Development Stage Company)

Statements of Condensed Consolidated Cash Flows

(Unaudited)

		Period from Inception
	Nine Months	(March 1, 2011)
	Ended	to December 31,
	December 31, 2011	2011
Cash flows from operating activities:

Net loss	$ (154,325)	$ (166,931)
Adjustments to reconcile net loss to net cash used in
operating activities:
Non-cash stock compensation expense	3,858	3,858
Shares issued for services	-	3,934
Accounts receivable	(214)	(214)
Net cash used in operating activities	(150,681)	(159,353)

Cash flows from financing activities:
Proceeds from issuance of common stock	18,000	327,800
Net cash provided by financing activities	18,000	327,800

Change in cash	(132,681)	168,447

Cash, beginning of year	301,128	-

Cash, end of year	$ 168,447	$ 168,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mister Goody, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

(Unaudited)

Note 1:

Organization and Basis of Presentation

Mister Goody, Inc. (“the Company”) was incorporated on March 1, 2011 (Date of Inception) in the State of Florida.  The Company is an online destination featuring deals on products and services, while raising awareness and providing donations to non-profit causes.  The Company’s wholly owned subsidiaries consist of Mister Goody Deals, LLC and Mister Goody Freelancers, LLC.

The Company is a development stage company as it has generated minimal revenues from its planned principal operations.

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

Note 2:

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred losses, has had negative operational cash flows since inception, and has had minimal revenues.  The future of the Company is dependent upon future profitable operations and the development of the business plan.  Management expects to need to raise additional funds via equity offerings.

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

Revenue Recognition

The Company recognizes revenue from its services when it is probable that the economic benefits associated with the transactions will flow to the Company and the amount of revenue can be measured reliably. This is normally demonstrated when: (i) persuasive evidence of an arrangement exists; (ii) the fee is fixed or determinable; (iii) performance of service has been delivered; and (iv) collection is reasonably assured.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. As the Company is in a net loss position, there are no outstanding potentially dilutive securities that would cause diluted earnings per share to differ from basic earnings per share.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company has established a valuation allowance for all deferred tax assets (consisting of net operating loss carryforwards) as of December 31, 2011 as it has not determined that such assets are likely to be realized.

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

The Company’s financial instruments consist of cash. The carrying amount of cash approximates fair value because of the short-term nature of the item.

Note 4:

Income Taxes

Income taxes are summarized as follows for the nine months ended December 31, 2011:

A reconciliation of the differences between the effective and statutory income tax rates are as follows for the nine months ended December 31, 2011:

The Company had net operating loss carry forwards at December 31, 2011 of $166,931 which expire in 2026.

The Company has experienced operating losses since inception. A full valuation allowance have been established for deferred tax assets based on a “more likely than not” threshold. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carry forward periods provided in the tax law.

Note 5:

Shareholders’ Equity

On March 1, 2011, the Company was incorporated and authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, and 200,000,000 shares of common stock, par value $0.001 per share.  The Company issued 36,000,000 shares of common stock to its founding shareholders.  The value associated with the issuance of these shares was $3,600 for pre-incorporation services.  There were no shares of preferred stock outstanding at December 31, 2011.

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

Note 6:

Related Party Transactions

The Company’s shareholders paid for Company-related expenses during the nine months ended December 31, 2011.  Such amounts were repaid to the shareholders as of December 31, 2011.

Management services

During the nine months ended December 31, 2011, the Company paid $91,963 to individuals for management services rendered to the Company.  Some of these individuals were also shareholders of the Company.

On January 4, 2012, Christina O’Malley resigned as Vice President of Business Relations. The resignation was not a result of any disagreements relating to the Company’s operations, policies or practices. Mrs. O’Malley continues to serve as a consultant to the Company.

Note 7:

Commitments and Contingencies

The Company may from time to time be involved in legal proceedings arising from the normal course of business.  There are no pending or threatened legal proceedings as of December 31, 2011.

The Company has no noncancellable operating leases.

Note 8:

Stock-Based Compensation

From time to time, the Company grants stock option awards to officers and employees.  Such awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model.  The Company’s options were valued with the following assumptions:

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

Stock option awards are expensed on a straight-line basis over the requisite service period.  During the three and nine months ended December 31, 2011, the Company recognized $1,354 and $3,858 of compensation expense, respectively.  At December 31, 2011, future stock compensation expense (net of estimated forfeitures) not yet recognized was $17,638 and will be recognized over a weighted average remaining vesting period of 1.8 years.  The following summarizes stock option activity for the nine months ended December 31, 2011:

		Weighted	Weighted	Weighted
		Average	Average	Average	Aggregate
	Number of	Exercise	Fair	Remaining	Intrinsic
	Shares	Price	Value	Contractual Life	Value
Outstanding at March 31, 2011 (date of inception)	900,000	0.02	0.02
Granted at market price	600,000	0.02	0.02
Exercised	-
Forfeited	(737,500)		0.02
Outstanding at December 31, 2011	762,500	$ 0.02	0.02	9.3	$ -
Exercisable	162,500	$ 0.02		-	$ -

On January 4, 2012, Jenifer Calise resigned as Vice President of Non-Profit Relations. The resignation was not a result of any disagreements relating to the Company’s operations, policies or practices.  As a result of her resignation, 487,500 unvested shares were forfeited.

In January 2012, the Company granted stock option awards to two sales consultants totaling 110,000 with an exercise price of $0.10 per share and a contractual life of 10 years.

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

Background Overview

Our online marketplace helps businesses increase their corporate and brand awareness by connecting their company, products and services to online consumers. Businesses use our online marketplace by advertising their goods and services at discount prices, with many deals offered for a limited time and limited quantity. Consumers interested in saving money browse through available deals; obtain additional details about the advertiser, products and services and can purchase the deal directly from the advertiser.

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

Results of Operations

From inception on March 1, 2011 to December, 31, 2011:

Revenues: We generated $220 in revenues.

Operating Expenses: Our operating expenses consisted of $69,598 of general and administrative expenses and $97,553 of management services expenses. The $61,896 of our general and administrative expenses paid in cash was for legal and professional fees, software development, telecommunications, internet access, internet server hosting, office supplies and other expenses complying with our obligations as a reporting issuer and the trading of our securities.

Net Loss: We had a net loss of $166,931 of which $7,892 was non-cash stock-based compensation.

For the three months ended December 31, 2011:

Revenues: We generated $220 in revenues.

Operating Expenses: Our operating expenses consisted of $28,513 of management services and $21,946 of general and administrative expenses. 1,354 of our general and administrative expenses were non-cash stock-based compensation. $20,592 of our general and administrative expenses paid in cash was for legal and professional fees, software development, telecommunications, internet access, internet server hosting, office supplies and other expenses complying with our obligations as a reporting issuer and the trading of our securities.

Net Loss: We had a net loss of $50,239.

For the nine months ended December 31, 2011:

Revenues: We generated $220 in revenues.

Operating Expenses: Our operating expenses consisted of $91,963 of management services and $62,582 of general and administrative expenses. $3,858 of our general and administrative expenses was non-cash stock-based compensation. $58,724 of our general and administrative expenses paid in cash was for legal and professional fees, software development, telecommunications, internet access, internet server hosting, office supplies and other expenses complying with our obligations as a reporting issuer and the trading of our securities.

Net Loss: We had a net loss of $154,325.

The results of operations for the period March 1, 2011 to March 31, 2011 or for the three and nine months ended December 31, 2011, are not indicative of the results for any future interim period. During this initial period, we were primarily focused on raising investment capital, recruiting and retaining management, business planning and initial software development.

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

Our online marketplace helps businesses increase their corporate and brand awareness by connecting their company, products and services to online consumers. Businesses use our online marketplace by advertising their goods and services at discount prices, with many deals offered for a limited time and limited quantity. Consumers interested in saving money browse through available deals; obtain additional details about the advertiser, products and services and can purchase the deal directly from the advertiser.

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

Presently, our priority is to promote consumer awareness of our online marketplace through public relations efforts, social media outreach, community involvement, Internet marketing and business development partnerships.  We plan to attract consumers by publishing good deals and by supporting non-profit causes. Our goal is to attract a loyal base of consumers possessing demographic characteristics attractive to potential advertisers.

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

In August 2011, we completed the design and development of our cause-related marketing materials and began pitching our cause-related marketing services to businesses in New Jersey and Texas. As of December 31, 2011, we have not generated any sales.  We promote our cause-related marketing services primarily through telemarketing, Internet marketing and a website which provides information for businesses. Our goal is to attract businesses that are interested in increasing their corporate and brand awareness by participating in cause-related marketing.

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

We are unable to determine how long, if ever, it would take to build an online marketplace with the characteristics and consumer demographics necessary to satisfy potential advertisers. As of December 31, we have generated  $220 in online marketplace advertising revenue and there can be no assurance we will ever generate enough revenue to sustain our operations.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2011 reflects cash assets of $168,447, other current assets of $214, no other assets and no liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

Our cash came from the issuance of shares in private placements in which we raised $327,800.

Over the next 12 months, we anticipate needing at least $115,000 for sales, marketing and for other operating expenses. We will utilize the cash currently held by the company to pay such expenses.

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

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2011 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

*Incorporated by reference to Registration Statement on Form S-1 filed on June 16, 2011.

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
Joel Arberman
Principal Executive Officer

February 13, 2012