Form 10-K
period 2012-03-31
Mister Goody, Inc.
filed 2012-07-13
CIK 1515275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 0-54517

MISTER GOODY, INC.

 (Exact name of registrant as specified in its charter)

Florida	27-5414480
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

7877 Emerald Winds Circle Boynton Beach, Florida	33473
(Address of principal executive offices)	(Zip Code)

561-396-0554

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☐     No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☐       No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒       No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒       No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐       No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,123,200 as of June 30, 2012 (6,240,000 shares at $0.18 per share).

As of July 10, 2012, there were 59,740,000 outstanding shares of the registrant’s common stock, $.001 par value.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ITEM 1.

BUSINESS

Business Summary

Mister Goody, Inc. (“the Company”) was incorporated on March 1, 2011 under the laws of the State of Florida.  We provide businesses with access to independent freelancers who provide a wide array of creative, marketing and technology services, at fixed rates. Unless the context otherwise requires, all references to “our company,” “we,” “our” or “us” and other similar terms means Mister Goody, Inc.

Principal services

Mister Goody provides businesses with access to independent freelancers who provide a wide array of creative, marketing and technology services, at fixed rates. The independent freelancers specialize in social media marketing, search engine optimization, Internet marketing, content creation, website development and public relations among other services. This on-demand workforce allows businesses to have services completed when they are needed, saving time and money. Mister Goody retains a fee for each successful transaction between client and freelancer.

Sales and Marketing

We promote awareness of our services through social media outreach, community involvement, Internet marketing, affiliates and business development partnerships.  Our marketing budget depends on a number of factors, including our results of operations, effectiveness of each marketing approach and availability of capital.

Competition

We participate in a highly competitive and fragmented industry with low barriers to entry. Privately-backed and public companies could choose to enter our space and compete directly with us, or indirectly by offering substitute offerings.  With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and generate a profit. Many companies and individuals are engaged in the same or similar businesses. We compete with numerous industry participants to attract clients, affiliates, freelancers and marketing partners.

Competition could result in reduced sales, reduced margins or the failure of our services to achieve or maintain widespread market acceptance, any of which could harm our business.  Some of our competitors have significant advantages over us, including greater name recognition, longer operating histories, lower operating costs, pre-existing relationships with current or potential customers, greater financial, marketing and other resources. These advantages could allow our competitors to respond more quickly to opportunities or changes in our markets. These competitive disadvantages could adversely affect our ability to generate sales and profit.

We cannot assure you that we will be able to respond quickly, cost-effectively or sufficiently to market conditions.  Our business, financial condition and operating results may be adversely affected if we are unable to anticipate or respond quickly and economically to any developments. We may never achieve a profit from our business.

Regulation of our business

Our business practices are regulated by numerous federal, state and local authorities, including the following:

Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003

We must comply with U.S. federal legislation entitled Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, which imposes certain obligations on the senders of commercial emails and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content.

The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult or other harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act.

The ability of our customers’ constituents to opt out of receiving commercial emails may minimize the effectiveness of our email marketing. Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our business. We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or increase our operating costs.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely. Our business could be negatively impacted by the application of existing laws and regulations or the enactment of new laws applicable to email communications. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to our customers in the form of higher prices.

Federal and State Taxation

Federal and state governmental or regulatory agencies may decide to impose taxes on products or services sold over the Internet or via email. Such taxes could discourage the use of the Internet and email as a means of commercial marketing and communications, which would adversely affect the viability of our business.

Federal, state and foreign governments have enacted, and may in the future enact, laws and regulations concerning the solicitation, collection, processing or use of consumers’ personal information. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. Other proposed legislation could, if enacted, prohibit the use of certain technologies that track individuals’ activities on web pages or that record when individuals click through to an Internet address contained in an email message. Such laws and regulations could restrict our customers’ ability to collect and use email addresses, page viewing data, and personal information, which may reduce demand for our products. They may also negatively impact our ability to effectively market our products.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely. Our business could be negatively impacted by the application of existing laws and regulations or the enactment of new laws applicable to email communications. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to our customers. In addition, federal, state and foreign governmental or regulatory agencies may decide to impose taxes on services provided over the Internet or via email. Such taxes could discourage the use of the Internet and email as a means of commercial marketing and communications, which would adversely affect the viability of our services.

Employees

As of March 31, 2012, we had no employees. All of the people who work for us are independent contractors and work for us part-time. Our Chief Executive Officer and Vice President of Business Development work for us under consulting agreements. Our software developers, graphic designers, telephone solicitors and various other functions are also engaged as independent contractors. We utilize independent contracts in an effort to build and operate our business cost-effectively. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees.

We believe  that our future  success will depend in part on our  continued  ability  to  attract,  hire  or  acquire  and  retain qualified outside contractors. There can be no assurance that we will be able to attract and retain such individuals or companies. If we are unsuccessful in managing the timely delivery of these services our business could be adversely affected.

Research and Development

Our core technology is built upon proprietary software. We have also purchased prepackaged software which extends the basic functionality of the core software we developed. We expect to spend less than $20,000 a year for future research and development activities.

Technology

We currently rent Internet server technology and bandwidth from Amazon.com. Our disaster recovery strategy is to back-up our server and databases on a daily basis and restore in the event of a disaster. In the event of a disaster in which our software or hardware are irreparably damaged or destroyed, we would experience interruptions in access to our services. Any or all of these events could cause our customers to lose access to our products.

Intellectual Property

We currently do not own any patents, franchises or concessions. We own all associated copyrights, domain names, trademarks and service marks.  We have not applied for patent protection of our technologies or processes with the US Patent and Trademark Office; if we fail to do so, we may be unable to adequately protect our intellectual property, especially if the designs and materials used in our products are replicated by our competitors. Further, even if we file for patent protection, there is no assurance that it will be approved by the US Patent and Trademark Office.

ITEM 1A.

RISK FACTORS

Risks Related To Our Business

Our independent auditors have expressed substantial doubt about our ability to remain as a going concern which may negatively impact our ability to obtain additional funding or funding on terms attractive to us.

Our independent auditors state in their audit report that since we have incurred substantial losses, had negative cash flow from operations, and are dependent on our ability to raise capital from stockholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern. The going concern opinion may negatively impact our ability to obtain additional funding or funding on terms attractive to us. If we are unable to continue as a going concern, you will lose your entire investment.

We have a limited operating history for assessing our ability to conduct successful business activities.

We are a recently formed entity with limited operating history.   There can be no assurance that we will be able to successfully implement our business plan or that we will ever generate positive cash flow from our operations.

At this early stage of our operation, we face certain risks and uncertainties frequently encountered by companies at the early stage of their business development. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations we plan to undertake. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a material adverse effect on our financial condition and your investment.

Our future success is dependent on many factors including our ability to increase awareness of our brand name, meet customer standards, attain customer loyalty, attract qualified freelancers, recruit productive affiliates, respond effectively to competitive pressures and attract qualified personnel. None of these factors can be demonstrated by our historic performance and there is no assurance we will be able to accomplish them.

Our limited operating history makes any prediction of our future results of operations difficult or impossible. Since there can be no assurance of future successful performance of our business, you are accepting a high probability of losing your entire investment.

We have never generated a profit and if we are unable to generate consistent profits, we will not have the ability to sustain our business.

Since inception to March 31, 2012, we have incurred a net loss of $205,223.  We are expecting losses over the next 12 months because we do not have any significant revenues to offset the expenses associated with the development and implementation of our business plan. We cannot guarantee we will ever be successful in generating significant revenues in the future or that any revenues we are able to generate would be sufficient to pay for our expenses. If we are not able to generate sufficient revenues to achieve profitable operations, you will lose your entire investment.

We incur significant costs complying with our obligations as a reporting issuer which will make it more difficult to generate a profit and will reduce the cash available to implement our business plan.

We are required to file periodic reports with the Securities & Exchange Commission, including financial statements and disclosure regarding changes in our operations. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, we estimate that these costs could exceed $30,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.  Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations. These compliance costs will be charged to operations and will negatively impact our ability to attain profitable operations.

Our failure to secure additional financing when needed may affect our ability to survive.

We may be required to spend substantial amounts of working capital to implement our business plan. The only cash currently available to us is the cash in our bank account. We have no lines of credit or other sources of capital. The availability of additional funding is subject to credit, economic, market and legal constraints. No guarantees that any additional financing can be obtained are possible. Even if financing is available, it may not be available on terms we find favorable.  Our failure to raise additional funds if needed in the future will adversely affect our business operations, which may require us to suspend our operations and lead you to lose your entire investment.

If we fail to develop our brand cost-effectively, our business may be adversely affected.

To be successful, we must establish and strengthen the awareness of the Mister Goody brand.  We believe that maintaining and enhancing our brand recognition is an important aspect of our efforts to generate revenue. We also believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the Internet market.  Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to offer members discounts and special offers for a wide range of products and services. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business and results of operations could suffer.

We participate in a highly competitive industry which may prevent us from generating a profit.

We participate in a highly competitive and fragmented industry with low barriers to entry. Privately-backed and public companies could choose to enter our space and compete directly with us, or indirectly by offering substitute offerings.  With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and generate a profit. Many companies and individuals are engaged in the same or similar businesses. We compete with numerous industry participants to attract clients, affiliates, freelancers and marketing partners.

Competition could result in reduced sales, reduced margins or the failure of our services to achieve or maintain widespread market acceptance, any of which could harm our business.  Some of our competitors have significant advantages over us, including greater name recognition, longer operating histories, lower operating costs, pre-existing relationships with current or potential customers, greater financial, marketing and other resources. These advantages could allow our competitors to respond more quickly to opportunities or changes in our markets. These competitive disadvantages could adversely affect our ability to generate sales and profit.

We cannot assure you that we will be able to respond quickly, cost-effectively or sufficiently to market conditions.  Our business, financial condition and operating results may be adversely affected if we are unable to anticipate or respond quickly and economically to any developments. We may never achieve a profit from our business.

We may expand through acquisitions of, or investments in, other companies or through business relationships, all of which may divert our management’s attention, resulting in additional dilution to our stockholders and consumption of resources that are necessary to sustain our business.

We may pursue acquisition opportunities in the future. We have not made any material acquisitions to date and, therefore, our ability as an organization to make and integrate significant acquisitions is unproven. Any future acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the acquired businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. In connection with one or more of those transactions, we may issue additional equity securities that would dilute our stockholders or incur debt on terms unfavorable to us or that we are unable to repay.

Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities, nor can we assure you that we will be able to complete any acquisitions on favorable terms or at all.

RISKS RELATED TO OUR MANAGEMENT

Our officers have other business interests and plan to devote only 30 hours of their time per week to the development of our company, which may result in periodic interruptions, delays and even business failure.

Our officers, Joel Arberman and Brendan Vogel have other business interests, which may create conflicts of interests that could materially harm us. Each officer has indicated they plan to devote approximately 30 hours per week to the development of our business. We are entirely dependent upon the efforts of our officers. If any of our officers are unable to devote sufficient time to our development, it would have a significant impact on our business and may result in our business to fail.

We may have to cease our operations if we lose any of our key officers.

We are heavily dependent on the management experience of Joel Arberman. If something were to happen to him, it would greatly delay our daily operations until further industry contacts could be established. If we lose his their services and cannot find a suitable replacement, we may have to cease operations. We do not have insurance covering his life. The success of our company is largely dependent on his efforts.

Our officers and directors own a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general stockholders.

Our officers and directors, in the aggregate, will beneficially own approximately or have the right to vote approximately 89.6% of our outstanding common shares.  As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval including:

•

election of our board of directors;

•

removal of any of our directors;

•

amendment of our Articles of Incorporation or By-laws; and

•

adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

The interests of our officers may differ from the interests of the other stockholders, and they may influence decisions with which the other stockholders may not agree. Such decisions may be detrimental to our business plan and/or operations and they may cause the business to fail in which case you may lose your entire investment.

Our officers and directors have no meaningful accounting or financial reporting education or experience, which increases the risk of accounting errors and makes an investment in our company more speculative.

Our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree on advisors and consultants. Our officers and directors have no meaningful accounting or financial reporting education or experience. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

We do not have compensation or an audit committee, so shareholders will have to rely on the independent directors to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. These functions are performed by the independent members of our board of directors. Until we have an audit committee, there may less oversight of management decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Our officers and directors have no experience in establishing and maintaining disclosure controls and procedures and internal control over financial reporting.

We have never operated as a public company. Our officers and directors have no experience establishing and maintaining disclosure controls and procedures and internal control over financial reporting. As a result, we may not be able to operate successfully as a public company, even if our operations are successful.

Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our prior period financial statements.  Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our periodic reports filed with the SEC, under Section 404 of the Sarbanes-Oxley Act. As long as we remain a smaller reporting company, we will not be required to obtain an auditor’s attestation concerning management’s report on internal control over financial reporting.

Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

In order to develop and subsequently maintain effective disclosure controls and procedures and internal control over financial reporting, we will need to expend significant resources and provide significant management oversight. We have a substantial effort ahead of us to implement appropriate processes, document our system of internal control over relevant processes, assess their design, remediate any deficiencies identified and test their operation. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition. These efforts will also involve substantial accounting-related costs.

We plan to comply with all of the various rules and regulations, which are required for a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

RISKS RELATED TO OUR INDUSTRY

Evolving regulations concerning data privacy may restrict our ability to solicit, collect, process and use data necessary to conduct email campaigns or to analyze the results or may increase their costs, which could harm our business.

Federal, state and foreign governments have enacted, and may in the future enact, laws and regulations concerning the solicitation, collection, processing or use of consumers’ personal information. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. Other proposed legislation could, if enacted, prohibit the use of certain technologies that track individuals’ activities on web pages or that record when individuals click through to an Internet address contained in an email message. Such laws and regulations could restrict our customers’ ability to collect and use email addresses, page viewing data, and personal information, which may reduce demand for our products. They may also negatively impact our ability to effectively market our products.

As Internet commerce develops, federal, state and foreign governments may adopt new laws to regulate Internet commerce, which may negatively affect our business.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely. Our business could be negatively impacted by the application of existing laws and regulations or the enactment of new laws applicable to email communications. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to our customers. In addition, federal, state and foreign governmental or regulatory agencies may decide to impose taxes on services provided over the Internet or via email. Such taxes could discourage the use of the Internet and email as a means of commercial marketing and communications, which would adversely affect the viability of our services.

RISKS RELATED TO OUR SYSTEMS

Any significant disruption in service on our website or in our computer systems, or in our customer support services, could result in an interruption of our ability to generate sales.

We depend on the efficient and uninterrupted operations of our third-party data centers and hardware systems. The data centers and hardware systems are vulnerable to damage from earthquakes, tornados, hurricanes, fire, floods, power loss, telecommunications failures and similar events. If any of these events results in damage to our third-party data centers or systems, we may be unable to generate sales until the damage is repaired. In addition, we may incur substantial costs in repairing any damage.

We provide products and services for sale to our website visitors through our proprietary technology. The satisfactory performance, reliability and availability of the technology and the underlying network infrastructure are critical to our operations, level of client service, reputation and ability to attract and retain clients.

Our production system hardware and the disaster recovery operations for our production system hardware are co-located in third-party hosting facilities. Our operations depend on their ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events.

None of the companies who host our systems guarantee that our customers’ access to our products will be uninterrupted, error-free or secure. In the event that our arrangements with third-party data centers are terminated, or there is a lapse of service or damage to their facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities.  We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. We are not aware of any loss of customers due to material service interruptions. However any systems damage or interruption that impairs our ability to accept and fill client orders could result in an immediate loss of revenue to us, and could cause some clients to purchase services offered by our competitors. In addition, frequent systems failures could harm our reputation.

Some factors that could lead to interruptions in customer service include: operator negligence; improper operation by, or supervision of, employees; physical and electronic break-ins; misappropriation; computer viruses and similar events; power loss; computer systems failures; and Internet and telecommunications failures. We do not carry sufficient business interruption insurance to fully compensate us for losses that may occur.

These factors could damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause customers to cancel their accounts, any of which could adversely affect our business, financial condition and results of operations.

We do not have a disaster recovery system, which could lead to service interruptions and result in a loss of customers.

We make daily back-ups of our software and databases, but we do not have any disaster recovery systems. In the event of a disaster in which our software or hardware are irreparably damaged or destroyed, we would experience interruptions in access to our services. Any or all of these events could cause our customers to lose access to our products.

We do not currently have any general liability insurance to protect us in case of customer or other claims.

We do not have any general liability insurance to cover any potential claims to which we are exposed. Any imposition of liability would increase our operating losses and reduce our net worth and working capital.

A rapid expansion of our network and systems could cause our network or systems to fail or cause our network to lose data.

In the future, we may need to expand our network and systems at a more rapid pace than we have in the past. We may suddenly require additional bandwidth for which we have not adequately planned. We may secure an extremely large customer, group of customers, or experience demands for growth by an existing customer or set of customers that would require significant system resources. Our network or systems may not be capable of meeting the demand for increased capacity, or we may incur additional unanticipated expenses to accommodate such capacity constraints. In addition, we may lose valuable data or our network may temporarily shut down if we fail to expand our network to meet future requirements. Any disruption in our network processing or loss of data may damage our reputation and result in the loss of customers.

If we are unable to protect the confidentiality of our unpatented proprietary information, processes and know-how and our trade secrets, the value of our technology and services could be adversely affected.

 We rely upon unpatented proprietary technology, processes and know-how and trade secrets. Any unauthorized disclosure or dissemination of our proprietary technology, processes and know-how or our trade secrets, whether by breach of a confidentiality agreement or otherwise, may cause irreparable harm to our business, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise be independently developed by our competitors or other third parties. If we are unable to protect the confidentiality of our proprietary information, processes and know-how or our trade secrets are disclosed, the value of our technology and services could be adversely affected, which could negatively impact our business, financial condition and results of operations.

Because we have not filed for patent protection of our technologies, we face the risk of our technologies being inadequately protected.

We have not applied for patent protection of our technologies or processes with the US Patent and Trademark Office; if we fail to do so, we may be unable to adequately protect our intellectual property, especially if the designs and materials used in our products are replicated by our competitors. Further, even if we file for patent protection, there is no assurance that it will be approved by the US Patent and Trademark Office.

If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or require us to obtain expensive licenses, and our business may be adversely affected.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. These claims, whether or not successful, could:

•

divert management’s attention;

•

result in costly and time-consuming litigation;

•

require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all;

•

in the case of open source software-related claims, require us to release our software code under the terms of an open source license; or

•

require us to redesign our software and services to avoid infringement.

As a result, any third-party intellectual property claims against us could increase our expenses and adversely affect our business. In addition, many of our agreements with our channel partners require us to indemnify them for third-party intellectual property infringement claims, which would increase the cost to us resulting from an adverse ruling on any such claim. Even if we have not infringed any third parties’ intellectual property rights, we cannot be sure our legal defenses will be successful, and even if we are successful in defending against such claims, our legal defense could require significant financial resources and management time. Finally, if a third party successfully asserts a claim that our products infringe its proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable or at all and we may be required to pay significant monetary damages to such third party.

If the security of our customers’ confidential information stored in our systems is breached or otherwise subjected to unauthorized access, our reputation may be severely harmed, we may be exposed to liability and we may lose the ability to offer our customers a credit card payment option.

Our system stores our customers’ proprietary email distribution lists and other critical data. Any accidental or willful security breaches or other unauthorized access could expose us to liability for the loss of such information, adverse regulatory action by federal and state governments, time-consuming and expensive litigation and other possible liabilities as well as negative publicity, which could severely damage our reputation. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers will be severely damaged, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, and we could lose customers and fail to acquire new customers.

RISKS RELATED TO OUR SECURITIES

We may need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute your ownership of our common stock.

 We have historically relied on outside financing and cash from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financing in the future to:

•

Fund our operations;

•

Respond to competitive pressures;

•

Take advantage of strategic opportunities, including more rapid expansion of our business or the Acquisition of complementary products, technologies or businesses; and

•

Develop new products or enhancements to existing products.

We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

Our quarterly results may fluctuate and if we fail to meet the expectations of analysts or investors, our stock price could decline substantially.

Our quarterly operating results may fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our revenue and operating results to fluctuate from quarter to quarter include:

•

our ability to retain existing customers, attract new customers and satisfy our customers’ requirements;

•

general economic conditions;

•

changes in our pricing policies;

•

our ability to expand our business;

•

the effectiveness of our personnel;

•

new product and service introductions;

•

technical difficulties or interruptions in our services;

•

the timing of additional investments in our hardware and software systems;

•

regulatory compliance costs;

•

costs associated with future acquisitions of technologies and businesses; and

•

extraordinary expenses such as litigation or other dispute-related settlement payments.

Some of these factors are not within our control, and the occurrence of one or more of them may cause our operating results to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful and should not be relied upon as an indication of future performance.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to existing common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our common or preferred stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock or other preferred stockholders and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock or existing preferred shares.

Preferred stock could be used to dilute a potential hostile acquirer. Accordingly, any future issuance of preferred stock or any rights to purchase preferred shares may have the effect of making it more difficult for a third party to acquire control of us. This may delay, defer or prevent a change of control or an unsolicited acquisition proposal. The issuance of preferred stock also could decrease the amount of earnings attributable to, and assets available for distribution to, the holders of our common stock and could adversely affect the rights and powers, including voting rights, of the holders of our common stock and preferred stock.

Our common stock is considered a penny stock, which would be subject to restrictions on marketability. These rules may affect your ability to resell your shares.

We are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

The market price of our shares would decline if our restricted shareholders sell a large number of shares.

A substantial number of our shares of common stock are restricted securities under Rule 144 of the Securities Act of 1933. In general, persons holding restricted securities, including affiliates, must hold their shares for a period of at least six months, may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. These restrictions do not apply to resales under Rule 144(b)(1)(i). The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

You may have limited access to information regarding our business and our securities would not be eligible for quotation on the OTC Bulletin Board, if our obligations to file periodic reports with the SEC is automatically suspended under certain circumstances.

In the future, Section 15(d) reporting requirements would be automatically suspended for any fiscal year, except for the fiscal year in which such registration statement becomes effective, if, at the beginning of the fiscal year, we have has fewer than 300 shareholders. We currently have fewer than 300 shareholders. If we continue to have fewer than 300 shareholders, we will be exempt from the filing requirements as required pursuant to Section 13 of the Securities Exchange Act and will not be required to file any periodic reports, including Form 10Q and 10K filings, with the SEC subsequent to the Form 10K required for the fiscal year in which our registration statement is effective.

Filing a registration statement on Form 8-A will require us to continue to file quarterly and annual reports with the SEC and will also subject us to the proxy rules of the SEC. In addition, our officers, directors and 10% stockholders will be required to submit reports to the SEC on their stock ownership and stock trading activity. We intend to file a Form 8-A promptly after this registration statement becomes effective to register our common stock under Section 12(g) of the Exchange Act, but there can be no assurance we will do so. We also intend to file a Form 8-A in the event we are automatically suspended from the Section 15(d) reporting requirements to voluntarily subject ourselves to the reporting requirements and so that we can be eligible for quotation on the OTC Bulletin Board.

If we cease filing periodic reports for any reason, investors would have very limited access to information about our business and we would not be eligible to be quoted on the OTC Bulletin Board, which may reduce the value of your shares and also affect your ability to sell your shares.

We have no plans to pay dividends on our common shares, leaving our investors with no income for the foreseeable future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our common stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock. You should not buy our stock if you anticipate any income from dividends.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

ITEM 2.

PROPERTIES

Properties

Our principal executive office is located in Boynton Beach, Florida. Office space is at the home of our Chief Executive Officer and provided at no cost to us. We believe that additional space may be required as our business expands and believe that we can obtain suitable space as needed.

ITEM 3.

LEGAL PROCEEDINGS

We are not aware of any litigation or threatened litigation of a material nature.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over-the-Counter Bulletin Board (“the OTC-BB” or “BB”) under the symbol “MSGO.” Prior to April 5, 2012, our common shares were not quoted or traded on any electronic or other trading system and there was no public market for our common shares. The market for our common shares is limited and can be volatile. During the period of April 5, 2012 to June 15, 2012, our common stock had a low and high bid price of $0.18 and $0.35, respectively.

Holders

As of March 31, 2012, we have a total of 60,240,000 shares of common stock outstanding, held of record by approximately 46 shareholders. We do not have any shares of preferred stock outstanding.

Dividends

No cash dividends have been declared or paid on our common stock to date. No restrictions limit our ability to pay dividends on our common stock. The payment of cash dividends in the future, if any, will be contingent upon our company's revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends is within the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	240,000	$ 0.10	9,760,000
Equity compensation plans not approved by security holders	0	0	0
Total	240,000	$ 0.10	9,760,000

We have reserved 10,000,000 shares of common stock pursuant to our 2011 Stock Incentive Plan enacted for the benefit of our directors, officers, employees and consultants. As of March 31, 2012, 240,000 stock options were outstanding pursuant to that plan.

Penny Stock Regulations and Restrictions on Marketability

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities.

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Securities issued for cash

Date	Security

June 2011	Common stock – 180,000 shares of common stock for aggregate proceeds of $18,000.

Securities issued pursuant to our Employee Stock Plan

Date	Security

May 2011	Stock options - 600,000 shares of common stock at $0.0167 per share.

January 2012	Stock options - 256,000 shares of common stock at $0.10 per share.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(2) and Rule 506 of Regulation D of the Securities Act since the transaction does not involve any public offering.

Stock Transfer Agent

We have retained Interwest Transfer Company, Inc. to serve as our stock transfer agent.  Interwest Transfer Company, Inc. is located at 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT  84117. Mailing address: P.O. Box 17136, Salt Lake City, UT  84117. Phone: (801) 272-9294. Fax: (801) 277-3147.

ITEM 6.

SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained in this report on Form 10-K, the matters discussed herein are forward-looking statements. Words such as “anticipates,” “believes,” “expects,” “future,” and “intends,” and similar expressions are used to identify forward-looking statements. These and other statements regarding matters that are not historical are forward-looking statements. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Background Overview

Mister Goody, Inc. (“the Company”) was incorporated on March 1, 2011 under the laws of the State of Florida.  We provide businesses with access to independent freelancers who provide a wide array of creative, marketing and technology services, at fixed rates. The independent freelancers specialize in social media marketing, search engine optimization, Internet marketing, content creation, website development and public relations among other services. This on-demand workforce allows businesses to have services completed when they are needed, saving time and money. Mister Goody retains a fee for each successful transaction between client and freelancer.

Results of Operations

For the year ended March 31, 2012:

Revenues. We generated $5,246 in revenues. Mister Goody provides businesses with access to independent freelancers who provide a wide array of creative, marketing and technology services, at fixed rates. Mister Goody retains a fee for each successful transaction between client and freelancer.

Operating Expenses. Our operating expenses consisted of $81,625 of general and administrative expenses and $116,238 of management services expenses. $4,813 of our expenses was non-cash stock-based compensation.

Net Loss. We had a net loss of $192,617of which $4,813 was non-cash stock-based compensation.

We expect to considerably increase our operating expenses in the future, particularly expenses in sales and marketing to further promote the Mister Goody brand and services offered in our online marketplace.

From inception on March 1, 2011 to March 31, 2011:

Revenues. We generated $0 in revenues.

Operating Expenses. Our operating expenses consisted of $7,106 of general and administrative expenses and $5,590 of management services expenses. $3,934 of our expenses were non-cash stock-based compensation.

Net Loss. We had a net loss of $12,606 of which $3,934 was non-cash stock-based compensation.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2012 reflects cash assets of $133,804 compared to $301,128, at March 31, 2011.  At March 31, 2012 there was $20 in other assets and $2,500 in liabilities compared to no other assets and no liabilities at March 31, 2011. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

Our cash came from the issuance of shares in private placements which closed on March 8, 2011 in which we raised $309,800.  Additionally, on June 15, 2011 the Company issued 180,000 shares of common stock at $0.10 per share in exchange for consideration of $18,000.

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

Currently, we do not have any arrangements for any financing, whether it is through the sale of common shares or the sale of preferred stock or any other method of financing, and we can provide no assurances to investors that we will be able to obtain any financing when required. The only cash currently available to us is the cash in our bank account. We have no other sources of capital.

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

Over the next 12 months, we anticipate needing at least $110,000 for sales, marketing and for other operating expenses. We will utilize the cash currently held by the company to pay such expenses.

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

New Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements included in this annual report under this item are set forth beginning on Page F-1 of this Annual Report, immediately following the signature pages.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Co-Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended)  as of March 31, 2012.  Based on this evaluation, the Company’s Principal Executive Officers and Principal Financial Officer concluded that, as of March 31, 2012 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officers and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.

OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identity of directors, executive officers and significant employees

Name	Age	Title	Held Position Since

Joel Arberman	39	Chairman of the Board, Chief Executive Officer, Principal Accounting Officer, Secretary	March, 2011
Brendan Vogel	42	Vice President of Business Development	March, 2011
Fred Sager	59	Director	March, 2011

Business experience of directors, executive officers, and significant employees

Joel Arberman has been Chairman of the board of directors and Chief Executive Officer since March 2011.

Since March 2010, Mr. Arberman has been the managing member of Advertising Expert, LLC, an Internet marketing company, which assists clients in advertising, marketing, lead generation and search engine optimization. He is responsible for all aspects of the business. Since March 2010, Mr. Arberman has also been a managing member of Public Financial Services, LLC, a financial consulting company which assists clients in becoming a reporting issuer and publicly traded. He is responsible for all aspects of the business.

From October 2008 until April 2010, Mr. Arberman was Executive Vice President of Business Development and Marketing of Ekstein Development, LLC, a real estate investment firm with diverse business interests, where he was responsible for business development, marketing, lead generation and search engine optimization.  From April 2008 until October 2008, Mr. Arberman was Senior Vice President of Remediation Capital Funding, LLC, a commercial mortgage lender specializing in environmentally contaminated real estate, where he was responsible for business development, loan analysis and structuring.

Prior to April 2008, Mr. Arberman was principally an independent corporate finance, business development consultant and entrepreneur. Prior to 1998, he was a partner and Internet analyst at Yorkton Securities, Inc., an investment banking firm,  equity analyst at SunAmerica Asset Management, an asset management company and junior analyst at First Investors Management Corporation, an asset management company.

Mr. Arberman holds a B.S. degree in Business Administration with a concentration in finance and marketing and a minor in economics from the State University of New York, at Albany.

Mr. Arbermans’ qualifications to serve on our board of directors include his knowledge of our company and his years of experience in management, sales, marketing, business development and finance.

Brendan Vogel has been Vice President of Business Development since June 2012. He was Vice President of Merchant Relations from March 2011 until June 2012. Since January 2006, Mr. Vogel has been Vice President of Business Development at Intellicomp, adistribution company, where he is responsible for product acquisition and vendor relations. At Intellicomp, Mr. Vogel co-founded Froobi.com, an online business focused on selling a wide range of discounted products, where he was responsible for product acquisition and vendor relations until the business was sold in late 2010. Mr. Vogel continues to represent Intellicomp by developing retail distribution for SeaSnax, a seaweed based snack food.

Mr. Vogel has a B.A. degree in American History from San Francisco State University.

Fred Sager has been a director since March 2011. Mr. Sager has been a Registered Investment Advisor for Northeast Securities, Inc., a NASD member brokerage firm, since 1997. From September 2007 to December 2008, Mr. Sager was the Managing Partner of The Amber Fund, a private investment fund. Mr. Sagers qualifications to serve on our board of directors include his knowledge of our company, business and finance.

Audit Committee

Our Company does not have a separately designated standing audit committee in place; our Company’s entire board of directors has served, and currently serves, in that capacity. This is due to the small number of executive officers involved with the Company and the fact that the Company operates with few employees. Our board of directors will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place. We do not have an audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission.  We currently have limited working capital and limited revenues.  Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee.  If we are able to generate sufficient revenues in the future, then we will likely seek out and retain independent directors and form an audit, compensation committee and other applicable committees.

Code of Ethics

Our Company has a Code of Ethics that applies to all of the Company’s employees, including its executive officers and board of directors. A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as an exhibit to our Form S-1 filed on June 16, 2011. Any person desiring a copy of the Code of Business Conduct and Ethics, can obtain one by going to www.sec.gov and looking at the attachments to our form S-1. Additionally, our Code of Ethics is posted on our Company website located at http://www.MisterGoody.com.

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of our knowledge, no officer, director and/or beneficial owner of more than 10% of our Common Stock, failed to file reports as required by Section 16(a) of the Exchange Act during the period covered by this report.

ITEM 11.

EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for the fiscal year ended March 31, 2012 and 2011.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	All Other Compensation ($) (i)	Total ($) (j)

Joel Arberman CEO, Director(1)	2012 2011	30,000 2,500	0 0	0 0	0 0	0 0	30,000 2,500

Brendan Vogel Vice President of Business Development	2012 2011	30,000 300	0 0	0 0	0 0	0 0	30,000 300

(1)

Pursuant to a consulting agreement, Mr Arberman receives a base salary of $2,500 per month.

(2)

Pursuant to a consulting agreement, Mr Vogel receives a base salary of $2,500 per month.

At no time during the last fiscal year was any outstanding option otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

We grant stock awards and stock options to our executive officers based on their level of experience and contributions to our Company. The aggregate fair value of awards and options are computed in accordance with FASB ASC 718 and are reported in the Summary Compensation Table above in the columns (e) and (f).

At no time during the last fiscal year was any outstanding option otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

As of March 31, 2012, we have granted 240,000 stock options to several sales consultants under our 2011 Employee Stock Plan

Compensation of Directors

No person received any compensation for their service as a director of our Company during our last completed fiscal year. No arrangements are presently in place regarding compensation to directors for their services as directors.

Compensation Committee

Our Board of Directors currently has no standing compensation committee or committee performing similar functions. This is due to the small number of executive officers involved with the Company, and the fact that the Company operates with few employees. The Company’s entire board of directors currently participates in the consideration of executive officer and director compensation. Our board of directors will continue to evaluate, from time to time, whether it should appoint a standing compensation committee.

Compensation Policies and Practices As They Relate To Our Risk Management

No risks arise from our Company’s compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on our Company.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 30, 2012, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, our officers and directors as a group, and each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

Security Ownership of Management

Name and Address (1)	Amount and Nature of Beneficial Ownership (2)	% Owned (3) (4)

Joel Arberman CEO and Chairman of the Board	30,000,000 (5)	50.22%
Brendan Vogel Vice President of Business Development	5,500,000	9.21%
Fred Sager Director	18,000,000	30.13%

Officers and Directors as a group (4 persons)	53,500,000	89.6%

(1)

In care of our Company at 7877 Emerald Winds Circle, Boynton Beach, Florida 33473.

(2)

To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from June 30, 2012.

(3)

Based on 59,740,000 shares of common stock outstanding on June 30, 2012. Does not include shares underlying: (i) options to purchase shares of our common stock and (ii) outstanding warrants to purchase shares of our common stock.

(4)

If a person listed on this table has the right to obtain additional shares of common stock within 60 days from June 30, 2012, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(5)

Consists of 30,000,000 shares of common stock held by Pensar Ventures, LLC for which Joel Arberman exercises sole voting and investment power.

Change in Control Arrangements

We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II –Item 5 of this report.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have any related transactions.

We do not have a formal written policy for review and approval of “related-person transactions”. Our independent board members are responsible for review, approval and ratification of “related-person transactions” between us and any related person.

All future transactions between us and our officers, directors or 5% shareholders, and their respective affiliates, will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of any independent, disinterested directors.

Director Independence

Our board of directors currently consists of 2 directors. Our board of directors has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. We believe that none of our board members are independent directors, as defined by Section 803(a)(2) of the NYSE listing standards.

Independent directors are not executive offers or employees of our company and do not have any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for professional services by McConnell & Jones, LLP for the year ended March 31, 2012 and for the period from March 1, 2011 (inception date) to March 31, 2012 were as follows:

	2012	2011
Audit	$ 5,000	$ 0
Audit-Related	3,000	4,800
Tax	0	0
All Other	0	0

Audit Fees are the fees billed for professional services rendered by McConnell & Jones, LLP for the audit of our annual financial statements

Audit-Related Fees are the aggregate fees billed in the last fiscal year for assurance and related services by McConnell & Jones, LLP that are reasonably related to the performance of the audit or review of our financial statements. The services comprising the fees disclosed under this category are in connection with the Company’s filing of their S-1 Registration Statement and audit of prior years’ private company financial statements included in such Registration Statement.

Tax Fees. We paid no tax fees to McConnell & Jones, LLP and they rendered no tax services.

All Other Fees are the aggregate fees billed for services provided by McConnell & Jones, LLP, other than the services reported in the above categories. There were none.

Audit Committee Pre-Approval Policies.

The Company’s audit committee currently does not have any pre-approval policies or procedures concerning services performed by McConnell & Jones, LLP. All the services performed by McConnell & Jones, LLP that are described above were pre-approved by the Company’s audit committee.

None of the hours expended on McConnell & Jones, LLP‘s engagement to audit the Company’s financial statements for the years ended March 31, 2012 and March 31, 2011 were attributed to work performed by persons other than McConnell & Jones, LLP’s full-time, permanent employees.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

 Documents filed as part of this report:

1.

Financial Statements and Reports

The consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are filed as part of this Report.

2.

Financial Statements Schedule

Other financial statement schedules have been omitted because either the required information (i) is not present, (ii) is not present in amounts sufficient to require submission of the schedule or (iii) is included in the Consolidated Financial Statements and Notes thereto under Part II, Item 8 of this Annual Report on Form 10-K.

3.

Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 10, 2012.

Mister Goody, Inc.

By:	/s/ Joel Arberman
Joel Arberman
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Joel Arberman
Joel Arberman /s/ Fred Sager	Principal Executive Officer, Principal Financial Officer, Director	July 10, 2012
Fred Sager	Director	July 10, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Mister Goody, Inc.

Boynton Beach, Florida

We have audited the accompanying consolidated balance sheets of Mister Goody, Inc. (the Company) as of March 31, 2012 and 2011, and the consolidated related statements of operations, shareholders' equity, and cash flows for  the year ended March 31, 2012 and the period from inception (March 1, 2011) to March 31, 2011.. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mister Goody, Inc. as of March 31, 2012 and 2011 and the results of its operations and their cash flows for the year ended March 31, 2012 and the period from inception (March 1, 2011) to March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2, the Company has incurred losses, has had negative operating cash flows since inception, and minimal revenues.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McConnell & Jones, LLP

Houston, Texas

July 10, 2012

Mister Goody, Inc.

Consolidated Balance Sheet

	March 31,	March 31,
	2012	2011

Assets

Cash	$ 133,804	$ 301,128
Other current assets	20	-
Total assets	$ 133,824	$ 301,128

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$ 2,500	$ -
Total liabilities	2,500	-

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 60,240,000 shares issued and outstanding	60,240	60,060
Paid-in capital	276,307	253,674
Accumulated deficit	(205,223)	(12,606)
Total stockholders' equity	131,324	301,128

Total liabilities and stockholders' equity	$ 133,824	$ 301,128

The accompanying notes are an integral part of these consolidated financial statements.

Mister Goody, Inc.

Consolidated Statements of Operations

		Period from Inception
		(March 1, 2011)
	Year Ended	to March 31,
	March 31, 2012	2011

Net revenues	$ 5,246	$ -

Operating expenses:
General and Administrative	(81,625)	(7,016)
Management Services	(116,238)	(5,590)

Total operating expenses	(197,863)	(12,606)

Operating loss	(192,617)	(12,606)

Loss before income tax provision	(192,617)	(12,606)
Income tax provision	-	-
Net loss	$ (192,617)	$ (12,606)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average common shares outstanding:
Basic and diluted	60,203,115	53,143,871

The accompanying notes are an integral part of these consolidated financial statements.

Mister Goody, Inc.

Consolidated Statements of Stockholders' Equity

	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at March 1, 2011 (Date of Inception)	-	$ -	-	$ -	$ -	$ -	$ -
Founders shares	36,000,000	36,000	-	-	(32,400)	-	3,600
Shares issued for services	20,000	20	-	-	314	-	334
Shares issued for consideration	24,040,000	24,040	-	-	285,760	-	309,800
Net loss	-	-	-	-	-	(12,606)	(12,606)

Balance at March 31, 2011	60,060,000	60,060	-	-	253,674	(12,606)	301,128

Shares issued for consideration	180,000	180	-	-	17,820	-	18,000
Stock compensation	-	-	-	-	4,813	-	4,813
Net loss	-	-	-	-	-	(192,617)	(192,617)

Balance at March 31, 2012	60,240,000	60,240	-	-	276,307	(205,223)	131,324

The accompanying notes are an integral part of these consolidated financial statements.

Mister Goody, Inc.

Statements of Consolidated Cash Flows

		Period from Inception
		(March 1, 2011)
	Year Ended	to March 31,
	March 31, 2012	2011
Cash flows from operating activities:

Net loss	$ (192,617)	$ (12,606)
Adjustments to reconcile net loss to net cash used in
operating activities:
Non-cash stock compensation expense	4,813
Shares issued for services	-	3,934
Accounts receivable	(20)	-
Accounts payable	2,500	-
Net cash used in operating activities	(185,324)	(8,672)

Cash flows from financing activities:
Proceeds from issuance of common stock	18,000	309,800
Net cash provided by financing activities	18,000	309,800

Change in cash	(167,324)	301,128

Cash, beginning of year	301,128	-

Cash, end of year	$ 133,804	$ 301,128

The accompanying notes are an integral part of these consolidated financial statements.

Note 1:  Organization and Basis of Presentation

Mister Goody, Inc. (“the Company”) was incorporated on March 1, 2011 (Date of Inception) in the State of Florida.  The Company’s wholly owned subsidiaries consist of Mister Goody Deals, LLC and Mister Goody Freelancers, LLC.

Mister Goody provides businesses with access to independent freelancers who provide a wide array of creative, marketing and technology services, at fixed rates. The independent freelancers specialize in social media marketing, search engine optimization, Internet marketing, content creation, website development and public relations among other services. This on-demand workforce allows businesses to have services completed when they are needed, saving time and money. Mister Goody retains a fee for each successful transaction between client and freelancer.

Basis of presentation

The Financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Note 2:  Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred losses, has had negative operating cash flows since inception, and has had minimal revenues.  The future of the Company is dependent upon future profitable operations and the development of the business plan.  Management expects to need to raise additional funds via equity offerings; however, no assurances can be given that we will obtain access to capital markets in the future or that adequate financing to satisfy the cash requirements of implementing our business strategies will be available on acceptable terms.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash consists of deposit with domestic banks which are insured by the Federal Deposit Insurance Corporation (FDIC). Special insurance coverage applies to deposits maintained in non-interest bearing transaction accounts beginning December 31, 2010 and ending December 31, 2012. Under such special coverage, balances maintained in non-interest bearing transaction accounts are insured in full by the FDIC.

Revenue Recognition

The Company recognizes revenue from its services when it is probable that the economic benefits associated with the transactions will flow to the Company and the amount of revenue can be measured reliably. This is normally demonstrated when: (i) persuasive evidence of an arrangement exists; (ii) the fee is fixed or determinable; (iii) performance of service has been delivered; and (iv)collection is reasonably assured.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. As the Company is in a net loss position, there are no outstanding potentially dilutive securities that would cause diluted earnings per share to differ from basic earnings per share.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has established a valuation allowance for all deferred tax assets (consisting of net operating loss carry-forwards) as of March 31, 2012 as it has not determined that such assets are likely to be realized.

Management has conducted an evaluation of the Company's tax positions taken on returns that remain subject to examination and has concluded that there are no uncertain tax positions, as defined in ASC 740, that require recognition or disclosure in the financial statements.

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

The Company’s financial instruments consist of cash and accounts payable. The carrying amount of each of these approximates fair value because of the short-term nature of the item.

Note 4:  Income Taxes

Income taxes are summarized as follows for the year ended March 31, 2012:

2012

Current expense (benefit)	$ (63,853)
Deferred expense	63,853
Net income tax (benefit) expense	$ -

The Company has experienced operating losses since inception. A full valuation allowance have been established for deferred tax assets based on a “more likely than not” threshold. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carry forward periods provided in the tax law.

Note 5:  Shareholders’ Equity

On March 1, 2011, the Company was incorporated and authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, and 200,000,000 shares of common stock, par value $0.001 per share.  The Company issued 36,000,000 shares of common stock to its founding shareholders.  The value associated with the issuance of these shares was $3,600 for pre-incorporation services.  There were no shares of preferred stock outstanding at March 31, 2012.

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

On June 15, 2011we sold a total of 180,000 common shares to investors, at a price of $0.10 per share, for aggregate cash consideration of $18,000.

Note 6:  Related Party Transactions

The Company’s shareholders paid $8,658 and $2,135 for Company-related expenses during the year ended March 31, 2012 and the period from inception (March 1, 2011) to March 31, 2011, respectively.  Such amounts were repaid to the shareholders as of March 31, 2012 and 2011.

Management services

During the year ended March 31, 2012 and the period from inception (March 1, 2011) to March 31, 2011, the Company paid $116,238and $5,590, respectively, to individuals for management services rendered to the Company. Some of these individuals were also shareholders of the Company.  .

Note 7:  Commitments and Contingencies

The Company may from time to time be involved in legal proceedings arising from the normal course of business.  There are no pending or threatened legal proceedings as of March 31, 2012.

The Company has no noncancellable operating leases.

Note 8:  Stock-Based Compensation

On March 4, 2011, the Company approved a 2011 Employee Stock Plan and reserved up to 10,000,000 shares of the Company’s common stock for issuance under the plan.

On March 31, 2011, the Company issued 900,000 stock options to two employees with a four-year vesting period beginning on April 1, 2011 at an exercise price of $0.0167. The options have a ten-year term and fair value of $12,884.

On May 2, 2011, the Company issued 600,000 stock options to one independent contractor with a four-year vesting period beginning on May 2, 2011 at an exercise price of $0.0167. The options have a ten-year term and fair value of $8,612

In January 2012, the Company granted stock option awards to three sales consultants totaling 256,000 with an exercise price of $0.10 per share and a contractual life of 10 years.  The options had a fair value of $24,026..

On January 4, 2012, Jenifer Calise, Vice President of Non-Profit Relations and Erin Webb, Sales Consultant, resigned. The resignations were not a result of any disagreements relating to the Company’s operations, policies or practices. As a result of her resignation, 787,500 unvested options of the total 900,000 issued were forfeited.

On January 4, 2012, Christina O’Malley resigned as Vice President of Business Relations. The resignation was not a result of any disagreements relating to the Company’s operations, policies or practices. Mrs. O’Malley continues to serve as a consultant to the Company.  As a result of her resignation, 475,000 unvested options of the total 600,000 issued were forfeited.

In February 2012, the sales consultant resigned and as a result of their resignation, 253,500 unvested options of the total 256,000 options issued were forfeited.

As of March 31, 2012, the Company incurred stock compensation expense of $4,813 related to vested stock options.

The awards were valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Volatility	148-158%
Risk-free interest rate	1.11-2.31%
Expected term	6.3 years
Forfeiture rate	10%
Dividend yield rate	0%

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price. The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110. Stock option awards are expensed on a straight-line basis over the requisite service period. During the year ended March 31, 2012 the Company recognized $4,813 of compensation expense. No future stock compensation expense will be recognized related to options outstanding at March 31, 2012 as there will be no future vesting of those options.

The following summarizes stock option activity for the year ended March 31, 2012:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Outstanding at March 31, 2011 (date of inception)	900,000	$0.02	10.01
Granted at market price	856,000	0.04	9.11	$ 10,413
Exercised	-
Forfeited	(1,516,000)	0.03
Outstanding at March 31, 2012	240,000	0.02	9.06	$ 19,784
Exercisable	240,000	0.02	9.06	$ 19,784

Note 9: Subsequent Events

On April 2, 2012, Brendan Vogel, the owner of 6,000,000 shares of common stock of the Company, returned 500,000 common shares to the Company for cancellation in exchange for no consideration.  Subsequent to the cancellation, the Company had 59,740,000 shares issued and outstanding, of which Mr. Vogel owns 5,500,000 common shares or 9.21%.

In April 2012, the Company granted a new sales consultant 500,000 stock option awards with an exercise price of $0.10 per share and a contractual life of 10 years.

INDEX TO EXHIBITS

SEC Reference Number	Title of Document	Location

3.1	Articles of Incorporation	*
3.2	Bylaws	*
10.1	2011 Stock Incentive Plan	*
10.2	Consulting Agreement – Joel Arberman	Filed herewith
10.3	Consulting Agreement – Brendan Vogel	Filed herewith
14.1	Code of Ethics	*
21.0	Subsidiaries	*
31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*Incorporated by reference to Registration Statement on Form S-1 filed on June 16, 2011

All other Exhibits called for by Rule 601 of Regulation S-K are not applicable to this filing. Information pertaining to our common stock is contained in our Certificate of Incorporation and By-Laws.