Form 10-Q
period 2012-06-30
Mister Goody, Inc.
filed 2012-08-14
CIK 1515275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2012
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-54517

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,740,000 shares of common stock as of August 1, 2012.

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

Mister Goody, Inc.

Consolidated Balance Sheets

	June 30,	March 31,
	2012	2012

Assets

Cash	$ 103,691	$ 133,804
Other current assets	20	20
Total assets	$ 103,711	$ 133,824

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$ 2,500	$ 2,500
Accrued liabilities	5,000	-
Total liabilities	7,500	2,500

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 59,740,000 shares issued and outstanding	59,740	60,240
Paid-in capital	325,331	276,307
Accumulated deficit	(288,860)	(205,223)
Total stockholders' equity	96,211	131,324

Total liabilities and stockholders' equity	$ 103,711	$ 133,824

The accompanying notes are an integral part of these consolidated financial statements.

Mister Goody, Inc.

Consolidated Statements of Operations

	Three Months Ended June 30,
	2012	2011

Net revenues	$ 3,000	$ -

Operating expenses:
General and Administrative	(71,637)	(17,763)
Management Services	(15,000)	(30,425)

Total operating expenses	(86,637)	(48,188)

Operating loss	(83,637)	(48,188)

Loss before income tax provision	(83,637)	(48,188)
Income tax provision	-	-
Net loss	$ (83,637)	$ (48,188)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average common shares outstanding:
Basic and diluted	59,745,495	60,091,648

The accompanying notes are an integral part of these consolidated financial statements.

Mister Goody, Inc.

Statements of Consolidated Cash Flows

	Three Months Ended June 30,
	2012	2011

Cash flows from operating activities:

Net loss	$ (83,637)	$ (48,188)
Adjustments to reconcile net loss to net cash used in
operating activities:
Non-cash stock compensation expense	48,524	1,150
Accrued liabilities	5,000
Net cash used in operating activities	(30,113)	(47,038)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	18,000
Net cash provided by financing activities	-	18,000

Change in cash	(30,113)	(29,038)

Cash, beginning of year	133,804	301,128

Cash, end of year	$ 103,691	$ 272,090

The accompanying notes are an integral part of these consolidated financial statements.

Note 1:  Organization and Basis of Presentation

Mister Goody, Inc. (“the Company”) was incorporated on March 1, 2011 in the State of Florida.  The Company’s wholly-owned subsidiaries consist of Mister Goody Deals, LLC and Mister Goody Freelancers, LLC.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments considered necessary for a fair statement, have been included. The reported results of operations are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes for year ended March 31, 2012.

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

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has established a valuation allowance for all deferred tax assets (consisting of net operating loss carry-forwards and stock compensation) as of June 30, 2012 as it has not determined that such assets are likely to be realized.

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

Note 4:  Shareholders’ Equity

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

Note 5:  Related Party Transactions

The Company’s shareholders paid $6,377 and $1,782 for Company-related expenses during the three months ended June 30, 2012 and 2011, respectively.  Such amounts were repaid to the shareholders as of June 30, 2012 and June 30, 2011, respectively.

Management services

During the three months ended June 30, 2012 and 2011, the Company paid $15,000 and $30,425, respectively, to individuals for management services rendered to the Company. Some of these individuals were also shareholders of the Company.

Note 6:  Commitments and Contingencies

The Company may from time to time be involved in legal proceedings arising from the normal course of business.  There are no pending or threatened legal proceedings as of June 30, 2012.

The Company has no noncancellable operating leases.

Note 7:  Stock-Based Compensation

From time to time, the Company grants stock option awards to officers and employees. Such awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Volatility	148-193.8%
Risk-free interest rate	1.03-2.31%
Expected term	5-6.3 years
Forfeiture rate	0-10%
Dividend yield rate	0%

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price. The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110. Stock option awards are expensed on a straight-line basis over the requisite service period. During the three months ended June 30, 2012 and 2011 the Company recognized $48,524 and $1,150 respectively, of compensation expense. No future stock compensation expense will be recognized related to options outstanding at June 30, 2012 as there will be no future vesting of those options.

The following summarizes stock option activity for the three months ended June 30, 2012:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Outstanding at March 31, 2012	240,000	0.02	9.06	19,784
Granted at market price	500,000	0.10
Exercised	-
Forfeited	(240,000)	$ 0.02
Outstanding at June 30, 2012	500,000	$ 0.10	9.76	$ 40,000
Exercisable	500,000	$ 0.10	9.76	$ 40,000

Note 8: Subsequent Events

The Company entered into a consulting agreement, dated April 1, 2011, with Brendan Vogel, pursuant to which Mr. Vogel was to be paid $2,500 per month for services provided to the Company. On August 2, 2012, the Company and Mr. Vogel amended the agreement whereby Mr. Vogel shall be paid a 10% commission on sales he generates during each calendar quarter.

The Company entered into a consulting agreement, dated April 1, 2011, with Joel Arberman, pursuant to which Mr. Arberman was to be paid $2,500 per month for services provided to the Company. On August 2, 2012, the Company and Mr. Arberman amended the agreement whereby Mr. Arberman shall be paid a 10% commission on sales he generates during each calendar quarter.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained in this report on Form 10-Q, the matters discussed herein are forward-looking statements. Words such as “anticipates,” “believes,” “expects,” “future,” and “intends,” and similar expressions are used to identify forward-looking statements. These and other statements regarding matters that are not historical are forward-looking statements. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This information should also be read in conjunction with our audited historical financial statements which are included in our Form 10-k for the fiscal year ended March 31, 2012, filed with the Securities and Exchange Commission on July 13, 2012.

Background Overview

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

Results of Operations

From the three months ended June 30, 2012 and 2011:

Revenues: We generated $3,000 and $0, respectively, in revenues.

Operating Expenses: Our operating expenses consisted of $71,637 and $17,763, respectively, of general and administrative expenses and $15,000 and $30,425, respectively, of management services expenses. Our general and administrative expenses were for legal and professional fees, software development, telecommunications, internet access, internet server hosting, office supplies and other expenses complying with our obligations as a reporting issuer and the trading of our securities.

Net Loss: We had a net loss of $83,637 and $48,188, respectively, of which $48,524 and $1,150, respectively, was non-cash stock-based compensation.

The results of operations for three months ended June 30, 2012 and 2011 are not indicative of the results for any future interim period. During this initial period, we were primarily focused on raising investment capital, recruiting and retaining management, business planning and initial software development.

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

Liquidity and Capital Resources

Our balance sheet as of June 30, 2012 reflects cash assets of $103,691, other current assets of $20, no other assets and no liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

Our cash came from the issuance of shares in 2011 private placements in which we raised $327,800.

Over the next 12 months, we anticipate needing at least $50,000 for sales, marketing and for other operating expenses. We may need to raise additional funds for these expenses in the event we allocate available cash for other purposes.

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

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2012. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2012 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Not applicable.

Item 1A.

Risk Factors.

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Securities issued for services

Date	Security/Value
April 2012	Option - 500,000 shares of common stock at $0.10 per share. The option was valued at $48,524 using the Black-Scholes Option Pricing Formula.

On April 2, 2012, the Company acquired from Brendan Vogel, an affiliate, 500,000 shares of common stock in exchange for no consideration. The shares were subsequently cancelled by the Company. This was a one-time private transaction that occurred solely between the Company and Mr. Vogel.  Presently, the Company has no other plans to acquire or purchase additional shares from Mr. Vogel or any other shareholder

Item 3.

Defaults Upon Senior Securities.

Not Applicable.

Item 4.

Mine Safety Disclosures.

Not Applicable.

Item 5.

Other Information.

Not Applicable.

Item 6.

Exhibits.

SEC Reference Number	Title of Document	Location

10.1	Arberman Amendment to Consulting Agreement dated August 2, 2012	*
10.2	Vogel Amendment to Consulting Agreement dated August 2, 2012	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101

The following financial information from Mister Goody, Inc.'s Quarterly Report on Form

10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Cash Flows; and (iv) the Notes to Condensed Financial Statements.

Filed herewith

* Incorporated by reference to Form 8-K filed on August 3, 2012.

All other Exhibits called for by Rule 601 of Regulation S-K are not applicable to this filing. Information pertaining to our common stock is contained in our Certificate of Incorporation and By-Laws.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2012.

Mister Goody, Inc.

By:	/s/ Joel Arberman
Joel Arberman
Principal Executive Officer