Form 10-Q
period 2012-09-30
Mister Goody, Inc.
filed 2012-11-14
CIK 1515275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2012
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,740,000 shares of common stock as of November 14, 2012.

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

Mister Goody, Inc.

Consolidated Balance Sheets

	September 30,	March 31,
	2012	2012
	(unaudited)
Assets

Cash	$10,018	$133,804
Other current assets	-	20
Total current assets	10,018	133,824

Equity investment	60,598	-
Total assets	$70,616	$133,824

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$-	$2,500
Total liabilities	-	2,500

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 59,740,000 shares issued and outstanding	59,740	60,240
Paid-in capital	325,331	276,307
Accumulated deficit	(314,455)	(205,223)
Total stockholders' equity	70,616	131,324

Total liabilities and stockholders' equity	$70,616	$133,824

The accompanying notes are an integral part of these consolidated financial statements.

Mister Goody, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Net revenues	$109	$-	$3,109	$-
Cost of goods sold	-	-	-	-
Gross profit	109	-	3,109	-
Operating expenses:
General and administrative	(20,905)	(22,873)	(92,542)	(40,636)
Management services	(397)	(33,025)	(15,397)	(63,450)

Total operating expenses	(21,302)	(55,898)	(107,939)	(104,086)

Operating loss	(21,193)	(55,898)	(104,830)	(104,086)
Other (expense) income:
Equity loss in earnings of unconsolidated affiliate	(4,402)	-	(4,402)	-
Total other expense	(4,402)	-	(4,402)	-

Net loss	$(25,595)	$(55,898)	$(109,232)	$(104,086)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	59,740,000	60,240,000	59,742,732	60,166,230

The accompanying notes are an integral part of these consolidated financial statements.

Mister Goody, Inc.

Statements of Consolidated Cash Flows

(unaudited)

	Six Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(109,232)	$(104,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation expense	48,524	2,504
Other current assets	20	-
Accounts payable and accrued liabilities	(2,500)	-
Net cash used in operating activities	(63,188)	(101,582)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	18,000
Net cash provided by financing activities	-	18,000

Cash flows from investing activities:
Equity investment	(60,598)	-
Net cash used in investing activities	(60,598)	-

Change in cash	(123,786)	(83,582)

Cash, beginning of period	133,804	301,128

Cash, end of period	$10,018	$217,546

The accompanying notes are an integral part of these consolidated financial statements.

Note 1:  Organization and Basis of Presentation

Mister Goody, Inc. (“the Company”) was incorporated on March 1, 2011 in the State of Florida.  The Company’s wholly owned subsidiaries consist of Mister Goody Deals, LLC and Mister Goody Freelancers, LLC.  The Company’s Consolidated Financial Statements include the accounts of Mister Goody, Inc. and our wholly owned subsidiaries (“Mister Goody”).  Our Consolidated Financial Statements reflect the elimination of all significant inter-company accounts and transactions.

The Company was incorporated to develop an online marketplace and cause-marketing services designed to help businesses increase their brand awareness and sales. Due to a lack of sufficient revenue that resulted from this business plan, on August 24, 2012, the Company’s Board of Directors (the “Board”) determined that it was in the Company’s stockholders best interest to refocus the business activities in a manner which could more fully enhance stockholder value. The Company decided to no longer pursue their online marketplace and cause-marketing services and enter into an agreement with The Naked Edge, LLC (“Naked Edge”).  On August 24, 2012, the Company completed the purchase of 50% of Naked Edge Common Units for $65,000. At that time, the Company also received an option to acquire 33.33% of Naked Edge Preferred Units for $85,000 on or before August 24, 2013 (“Option”).  The Common Units provide Mister Goody with 50% of the voting rights and 20% of the economic rights of Naked Edge. If the Company exercises the option in the future, the Preferred Units would provide Mister Goody with an additional 20% of the economic rights of Naked Edge.  The Company has accounted for this investment under the equity method of accounting.

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

Partially Owned Equity Affiliates

Partially owned equity affiliates are accounted for under the equity method of accounting. Equity method investments are recorded at cost and are adjusted periodically to recognize the Company's proportionate share of the affiliate's income or loss, additional contributions made and dividends and capital distributions received. In the event any of the partially owned equity affiliates were to incur a loss and the Company's cumulative proportionate share of the loss exceeded the carrying amount of the equity method investment, application of the equity method would be suspended and the Company's proportionate share of further losses would not be recognized until the Company committed to provide further financial support to the affiliate. The Company would resume application of the equity method once the affiliate becomes profitable and the Company's proportionate share of the affiliate's earnings equals the Company's cumulative proportionate share of losses that were not recognized during the period the application of the equity method was suspended.

The amount of the difference between the Company’s investment costs and the underlying equity in net asset is treated as goodwill, which is evaluated for impairment on a regular basis.

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

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has established a valuation allowance for all deferred tax assets (consisting of net operating loss carry-forwards and stock compensation) as of September 30, 2012 as it has not determined that such assets are likely to be realized.

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

The Company’s financial instruments consist of cash. The carrying amount of each of these approximates fair value because of the short-term nature of the item.

Note 4: Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) (“ASU 2011-04”). This ASU updates certain requirements for measuring fair value and disclosure regarding fair value measurement. This ASU is effective for reporting periods beginning after December 15, 2011. Early adoption is not permitted. The Company’s adoption of ASU 2011-04 on April 1, 2012, did not have an impact on the financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company’s adoption of ASU 2009-13 on April 1, 2012, did not have an impact on the financial statements.

Note 5: Equity Investment

Background

On August 24, 2012, the Company completed the purchase of 50% of The Naked Edge, LLC (“Naked Edge”) Common Units for $65,000. At that time, the Company also received an option to acquire 33.33% of Naked Edge Preferred Units for $85,000 on or before August 24, 2013 (“Option”).  The Common Units provide the Company with 50% of the voting rights and 20% of the economic rights of Naked Edge. If the Company exercises the option in the future, the Preferred Units would provide the Company with an additional 20% of the economic rights of Naked Edge.  The Company has accounted for this investment under the equity method of accounting.

The Naked Edge, LLC (“Naked Edge”) is a Colorado Limited Liability Company organized on January 7, 2011.  Naked  Edge  manufactures and  distributes  Veggie  Go’s,  an  organic  fruit  and  vegetable  snack  .  The product is made with natural ingredients and no preservatives. They are dairy free, soy free, gluten free and vegan. Naked Edge produces four blends of Veggie Go’s which have a suggested retail price of $1.49 per unit. Veggie Go’s are sold through natural and organic food retailers, including well-known national chains, regional specialty stores, local food retailers and online. Veggie Go’s are manufactured with in-house labor and equipment.

Summarized balance sheet information of Naked Edge as of September 30, 2012 is as follows:

Assets

Cash	$52,192
Other current assets	3,762
Fixed assets	16,745
Total assets	$72,699

Liabilities and Stockholders' Equity

Current liabilities	13,777
Stockholders' equity:	58,922
Total liabilities and stockholders' equity	$72,699

Mister Goody’s ownership of the net assets of Naked Edge as of September 30, 2012 totals to 20% of $58,922.

Summarized results of operations for August 24, 2012 (date of acquisition) through September 30, 2012 of Naked Edge is as follows:

Net revenues	$5,743
Cost of Goods Sold	(12,749)
Gross Profit	(7,006)
Operating expenses:
General and Administrative	(15,005)
Total operating expenses	(15,005)

Net loss	$(22,011)

Naked Edge rents its facilities and the future minimum payments are as follows:

2012	$2,833
2013	15,204
2014	15,582
2015	11,899
2016	-
Thereafter	-
Total	$45,518

In March, 2012, Naked Edge entered into a promissory note in the amount of $10,500.  The note has a 5 year term and an annual interest rate of 5% on the unpaid balance.  The monthly payments are $198.15 including interest.

As of September 30, 2012, there were no related party transactions.

Under the equity method of accounting, we record our proportional share of the losses of Naked Edge in which we have invested, up to the amount of our investment. We recorded $4,402 of net equity in losses of our unconsolidated subsidiary Naked Edge during the three and six months ended September 30, 2012.

Note 6:  Shareholders’ Equity

On April 2, 2012, Brendan Vogel, the owner of 6,000,000 shares of common stock of the Company, returned 500,000 common shares to the Company for cancellation in exchange for no consideration.  Subsequent to the cancellation, the Company had 59,740,000 shares issued and outstanding, of which Mr. Vogel owns 5,500,000 common shares or 9.21%.

In April 2012, the Company granted a new sales consultant 500,000 stock option awards with an exercise price of $0.10 per share and a contractual life of 10 years resulting in total compensation expense of $48,524.

Note 7:  Related Party Transactions

The Company’s shareholders paid $246 and $6,623 for Company-related expenses during the three and six months ended September 30, 2012, respectively.  The Company’s shareholders paid $3,557 and $1,390 for Company-related expenses during the three and six months ended September 30, 2011, respectively.  Such amounts were repaid to the shareholders as of September 30, 2012 and September 30, 2011, respectively.

Management services

During the three and six months ended September 30, 2012, the Company paid $397 and $15,397, respectively, to individuals for management services rendered to the Company. During the three and six months ended September 30, 2011, the Company paid $33,025 and $63,450, respectively.  Some of these individuals were also shareholders of the Company.

Note 8:  Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business.  There are no pending or threatened legal proceedings as of September 30, 2012.

Note 9:  Stock-Based Compensation

From time to time, the Company grants stock option awards to officers and employees. Such awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Volatility	148-193.8%
Risk-free interest rate	1.03-2.31%
Expected term	5-6.3 years
Forfeiture rate	0-10%
Dividend yield rate	0%

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price. The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110. Stock option awards are expensed on a straight-line basis over the requisite service period. During the three and six months ended September 30, 2012, the Company recognized $0 and $48,524 respectively, of compensation expense. During the three and six months ended September 30, 2011, the Company recognized $1,354 and $2,504, respectively, of compensation expense. No future stock compensation expense will be recognized related to options outstanding at September 30, 2012 as there will be no future vesting of those options.

The following summarizes stock option activity for the six months ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2012	240,000	$0.02	9.06	19,784
Granted at market price	500,000	$0.10
Exercised	-
Forfeited	(240,000)	$0.02
Outstanding at September 30, 2012	500,000	$0.10	9.51	$25,000
Exercisable	500,000	$0.10	9.51	$25,000

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

Background Overview

Mister Goody provides management consulting services to Naked Edge. Mister Goody’s services include consulting on matters relating to product development, packaging, sales, marketing, distribution and business management.

Results of Operations

From the three and six months ended September 30, 2012:

Revenues: We generated $109 and $3,109, respectively, in revenues.

Operating Expenses: Our operating expenses consisted of $20,905 and $92,542, respectively, of general and administrative expenses and $397 and $15,397, respectively, of management services expenses. Our general and administrative expenses were for legal and professional fees, software development, telecommunications, internet access, internet server hosting, office supplies and other expenses complying with our obligations as a reporting issuer and the trading of our securities.  During the three months ending September 30, 2012, it was determined that Joel Arberman and Brendan Vogel would no longer receive management fees.

Net Loss: We had a net loss of $25,595 and $109,232, respectively, of which $0 and $48,524, respectively, was non-cash stock-based compensation.

From the three and six months ended September 30, 2011:

Revenues: We generated $0 in revenues.

Operating Expenses: Our operating expenses consisted of $63,450 of management services and $40,636 of general and administrative expenses. $2,504 of our general and administrative expenses was non-cash stock-based compensation. $38,132 of our general and administrative expenses paid in cash was for legal and professional fees,

The results of operations for three months ended September 30, 2012 and 2011 are not indicative of the results for any future interim period. During this initial period, we were primarily focused on raising investment capital, recruiting and retaining management, business planning and initial software development.

We expect to considerably increase our operating expenses in the future, particularly expenses in sales, marketing, accounting and legal fees.

Plans of Operation

Mister Goody provides management consulting services to Naked Edge. Mister Goody’s services include consulting on matters relating to product development, packaging, sales, marketing, distribution and business management. We charge Naked Edge a fee of 5% of their net-income for our consulting services, once Naked Edge generates a net-income of $300,000 in any calendar year.

We believe that developing and maintaining our brand is critical to our success. The importance of our brand recognition may become greater as competitors offer services similar to ours. Our brand-building activities involve increasing awareness of our brand, creating and maintaining brand loyalty and increasing the availability of our services. If our brand-building activities are unsuccessful, we may never recover the expenses incurred in connection with these efforts, and we may be unable to implement our business strategy and increase our future sales.

We participate in a highly competitive and fragmented industry with low barriers to entry. Privately-backed and public companies could choose to enter our space and compete directly with us, or indirectly by offering substitute offerings.  With the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and generate a profit. Many companies and individuals are engaged in the same or similar businesses.

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

Liquidity and Capital Resources

Our balance sheet as of September 30, 2012 reflects cash of $10,018 and our equity investment in Naked Edge of $60,598 and no other assets and no liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

Our cash came from the issuance of shares in 2011 private placements in which we raised $327,800.

On August 24, 2012, we completed the purchase of 50% of The Naked Edge, LLC (“Naked Edge”) Common Units for $65,000. At that time, we also received an option to acquire 33.33% of Naked Edge Preferred Units for $85,000 on or before August 24, 2013 (“Option”).  The Common Units provide the Company with 50% of the voting rights and 20% of the economic rights of Naked Edge. If the Company exercises the option in the future, the Preferred Units would provide the Company with an additional 20% of the economic rights of Naked Edge.  We recorded $4,402 and $0 of net equity in losses of our unconsolidated subsidiary The Naked Edge, LLC during the three and six months ended September 30, 2012.

Over the next 12 months, we anticipate needing approximately $135,000 for accounting, legal, marketing, working capital and to increase our economic rights in Naked Edge to 40%. We will utilize the remaining cash currently held by the company to pay such expenses and will require additional funding.

In the future, we plan to try and raise additional capital through the issuance of additional common shares or Preferred Shares. If we issue additional common shares, our then-existing shareholders may face substantial dilution. If we issue Preferred Shares, we would be obligated to pay a substantial amount of interest which would reduce our cash available for working capital. In addition, holders of Preferred Shares would be entitled to be paid out of any assets we have in the event of any liquidation, dissolution or winding up of the corporation, before the holders of common share would be paid anything.

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

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2012. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2012 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
101

The following financial information from Mister Goody, Inc.'s Quarterly Report on Form

10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Cash Flows; and (iv) the Notes to Condensed Financial Statements.

Filed herewith

* Incorporated by reference to Form 8-K filed on August 3, 2012.

All other Exhibits called for by Rule 601 of Regulation S-K are not applicable to this filing. Information pertaining to our common stock is contained in our Certificate of Incorporation and By-Laws.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2012.

Mister Goody, Inc.

By:	/s/ Joel Arberman
Joel Arberman
Principal Executive Officer