Form 10-Q
period 2012-12-31
Mister Goody, Inc.
filed 2013-02-14
CIK 1515275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2012
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,073,333 shares of common stock as of February 6, 2013.

Mister Goody, Inc.

ii

PART I – FINANCIAL INFORMATION

Mister Goody, Inc.

Condensed Balance Sheets

	December 31,	March 31,
	2012	2012
	(Unaudited)
Assets
Cash	$ 3,041	$ 133,804
Other current assets	-	20
Total current assets	3,041	133,824

Equity Investment	56,344	-
Total assets	$ 59,385	$ 133,824

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$ -	$ 2,500
Notes payable – related party	20,000	-
Total current liabilities	20,000	2,500

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 60,073,333 and 60,240,000 shares issued and
outstanding as of December 31, 2012 and March 31, 2012, respectively	60,073	60,240
Paid-in capital	374,998	276,307
Accumulated deficit	(395,686)	(205,223)
Total stockholders' equity	39,385	131,324

Total liabilities and stockholders' equity	$ 59,385	$ 133,824

The accompanying notes are an integral part of these condensed financial statements.

Mister Goody, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Net revenues	$ -	$ 220	$ 3,109	$ 220
Cost of Goods Sold	-	-	-	-
Gross Profit	-	220	3,109	220
Operating expenses:
General and Administrative	(76,977)	(21,946)	(169,519)	(62,585)
Management Services	-	(28,513)	(15,397)	(91,963)
Total operating expenses	(76,977)	(50,459)	(184,916)	(154,545)

Operating loss	(76,977)	(50,239)	(181,807)	(154,325)
Other expense (income):
Equity in loss of unconsolidated affiliate	(4,254)	-	(8,656)	-
Total other expense	(4,254)	-	(8,656)	-

Loss before income tax provision	(81,231)	(50,239)	(190,463)	(154,325)
Income tax provision	-	-	-	-
Net loss	$ (81,231)	$ (50,239)	$ (190,463)	$ (154,325)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average common shares outstanding:
Basic and diluted	59,830,580	60,240,000	59,772,121	60,190,909

The accompanying notes are an integral part of these condensed financial statements.

Mister Goody, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$ (190,463)	$ (154,325)
Adjustments to reconcile net loss to net cash used in
operating activities:
Non-cash stock compensation expense	98,524	3,858
Changes in operating assets and liabilities
Accounts receivable	20	(214)
Accounts payable and accrued liabilities	(2,500)	-
Net cash used in operating activities	(94,419)	(150,681)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	18,000
Proceeds from notes payable – related party	20,000	-
Net cash provided by financing activities	20,000	18,000

Cash flows from investing activities:
Equity Investment in Naked Edge	(56,344)	-
Net cash used in investing activities	(56,344)	-

Change in cash	(130,763)	(132,681)

Cash, beginning of period	133,804	301,128

Cash, end of period	$ 3,041	$ 168,447

The accompanying notes are an integral part of these condensed financial statements.

Mister Goody, Inc.

Notes to Condensed Financial Statements

 (Unaudited)

Note 1:  Organization and Basis of Presentation

Mister Goody, Inc. (“the Company”) was incorporated on March 1, 2011 in the State of Florida.  The Company’s majority owned subsidiary consists of The Naked Edge, LLC (“Naked Edge”).  .

The Company was incorporated to develop an online marketplace and cause-marketing services designed to help businesses increase their brand awareness and sales. Due to a lack of sufficient revenue that resulted from this business plan, on August 24, 2012, the Company’s Board of Directors (the “Board”) determined that it was in the Company’s stockholders best interest to refocus the business activities in a manner which could more fully enhance stockholder value. The Company decided to no longer pursue their online marketplace and cause-marketing services and it ceased all of its operations with respect thereto.  On August 24, 2012, the Company entered into an agreement with Naked Edge whereby the Company completed the purchase of 50% of Naked Edge Common Units for $65,000. At that time, the Company also received an option to acquire 33.33% of Naked Edge Preferred Units for $85,000 on or before August 24, 2013 (“Option”).  The Common Units provide Mister Goody with 50% of the voting rights and 20% of the economic rights of Naked Edge. If the Company exercises the option in the future, the Preferred Units would provide Mister Goody with an additional 20% of the economic rights of Naked Edge.  The Company has accounted for this investment under the equity method of accounting.

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments considered necessary for a fair statement, have been included. The reported results of operations are not necessarily indicative of the results that may be expected for the full year. These condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for year ended March 31, 2012.

Note 2:  Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred losses and has had negative operating cash flows since inception.  The future of the Company is dependent upon future profitable operations and the development of the business plan.  The Company expects to need to raise additional funds via equity offerings; however, no assurances can be given that the Company will obtain access to capital markets in the future or that adequate financing to satisfy the cash requirements of implementing the Company’s business strategies will be available on acceptable terms.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed financial statements do not include any adjustments that might arise from this uncertainty.

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

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the condensed financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has established a valuation allowance for all deferred tax assets (consisting of net operating loss carry-forwards and stock compensation) as of December 31, 2012 as it has not determined that such assets are likely to be realized.

Management has conducted an evaluation of the Company's tax positions taken on returns that remain subject to examination and has concluded that there are no uncertain tax positions, as defined in ASC 740, that require recognition or disclosure in the financial statements.

Fair Value of Financial Instruments

Under the FASB’s authoritative guidance on fair value measurements, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1: Valuations for assets and liabilities traded in active exchange markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2: Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or similar assets or liabilities.

Level 3: Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. Level 3 valuations incorporate certain unobservable assumptions and projections in determining the fair value assigned to such assets.

The Company’s financial instruments consist of cash and accounts payable. The carrying amount of each of these instruments approximates fair value because of the short-term nature of the item.

Note 4: Recently Issued Accounting Pronouncements

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (“ASU 2012-03”). This update was issued in order to codify various amendments and corrections included in SEC Staff Accounting Bulletin No. 114, SEC Release 33-9250, and ASU 2010-22, Accounting for Various Topics: Technical Corrections to SEC Paragraphs. The amendments and corrections included in this update are effective upon issuance. The adoption of ASU 2012-03 did not have an impact on the Company’s condensed financial statements.

In October 2012, the FASB issued ASU No. 2012-04, “Technical Corrections and Improvements, (“ASU 2012-04”).” This update includes source literature amendments, guidance clarification, reference corrections and relocated guidance affecting a variety of topics in the Codification. The update also includes conforming amendments to the Codification to reflect ASC 820’s fair value measurement and disclosure requirements. The amendments in this update that will not have transition guidance are effective upon issuance. The amendments in this update that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Company’s condensed financial statements.

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

Naked Edge is a Colorado Limited Liability Company organized on January 7, 2011.  Naked  Edge  manufactures and  distributes  Veggie  Go’s,  an  organic  fruit  and  vegetable  snack  .  The product is made with natural ingredients and no preservatives. They are dairy free, soy free, gluten free and vegan. Naked Edge produces four blends of Veggie Go’s which have a suggested retail price of $1.49 per unit.

Summarized balance sheet information of Naked Edge as of December 31, 2012 is as follows:

Assets
Cash	$ 12,639
Accounts receivable	8,189
Other current assets	8,135
Fixed assets	101,439
Total assets	$ 130,402

Liabilities and Stockholders' Equity
Current liabilities	19,021
Long term portion of capital leases	7,368
Long term portion of notes payable	66,956
Stockholders' equity:	37,057
Total liabilities and stockholders' equity	$ 130,402

Summarized results of operations for the three months ended December 31, 2012 and from August 24, 2012 (date of acquisition) through December 31, 2012 of Naked Edge are as follows:

	Three months ended December 31, 2012	August 24, 2012 to December 31, 2012

Net revenues	$ 27,601	$ 33,344
Cost of Goods Sold	(13,474)	(26,223)
Gross Profit	14,127	7,121

Operating expenses:
General and Administrative	(35,395)	(50,400)
Total operating expenses	(35,395)	(50,400)

Net loss	(21,268)	(43,279)

Under the equity method of accounting, we record our proportional share of the losses of Naked Edge in which we have invested, up to the amount of our investment.  The Company’s investment and equity in losses of Naked Edge is as follows:

Investment balance as of June 30, 2012	$ -
Investment contribution	65,000
Equity loss	(4,402)
Investment balance as of September 30, 2012	60,598
Equity loss	(4,254)
Investment balance as of December 31, 2012	$ 56,344

Naked Edge rents its facilities and the future minimum payments by fiscal year are as follows:

2013	$5,704
2014	23,005
2015	23,383
2016	11,786
2017	-
Thereafter	-
Total	$63,878

In March, 2012, Naked Edge entered into a promissory note in the amount of $10,500.  The note has a 5 year term and an annual interest rate of 5% on the unpaid balance.  The monthly payments are $198.15 including interest.

In November, 2012, Naked Edge entered into a promissory note in the amount of $20,000.  The note has a 5 year term and an annual interest rate of 5% on the unpaid balance.  The monthly payments are $377.42 including interest.

In November 2012, Naked Edge entered into two financing agreements for the purchase of equipment.  The cost basis for the two pieces of equipment totals $52,192.  The term of both financing agreements range is 48 months and interest rates range from 32% to 41%.  The agreements are secured by the respective underlying equipment and are guaranteed by either Naked Edge’s CEO or Naked Edge’s CEO and President.  Monthly payments range from $893 to $1,200 and there is no prepayment penalties associated with these agreements.

In November 2012, Naked Edge entered into a capital lease for equipment.  The cost basis of the equipment is $9,099.  The lease term is 44 months and the imputed interest rate is 37%.  The lease is secured by the underlying equipment and is guaranteed by Naked Edge’s CEO and President.  The monthly lease payment is $378 and there is no prepayment penalty associated with the agreement.  Useful life of the leased equipment for depreciation purposes is 44 months.

Future minimum lease payments due under the capital lease agreements are as follows for the fiscal years ending March 31:

2013	$756
2014	4,537
2015	4,537
2016	4,537
2017	1,136
Total minimum lease payments	15,503
Less imputed interest	(6,716)
Present value of minimum lease payments	8,787
Less: current maturities of capital lease obligations	1,419
Noncurrent maturities of capital lease obligations	$7,368

As of December 31, 2012, there were no related party transactions.

Naked edge received consulting services for matters relating to product development, packaging, sales, marketing, distribution, and business management in exchange for 5% of Naked Edge’s net income once Naked Edge generates a net income of $300,000 in any calendar year.

Note 6:  Notes Payable – Related Party

On November 26, 2012 the Company entered into a promissory note whereby by it borrowed $10,000 from a member of the Company’s board of directors.  Under the terms of the unsecured promissory note, the Company is obligated to pay one lump sum of principal and no interest on March 31, 2013.

On November 26, 2012 the Company entered into a promissory note whereby by it borrowed $10,000 from the president of the Company.  Under the terms of the unsecured promissory note, the Company is obligated to pay one lump sum of principal and no interest on March 31, 2013.

Note 7:  Shareholders’ Equity

On April 2, 2012, Brendan Vogel, the owner of 6,000,000 shares of common stock of the Company, returned 500,000 common shares to the Company for cancellation in exchange for no consideration.  Subsequent to the cancellation, the Company had 59,740,000 shares issued and outstanding, of which Mr. Vogel owns 5,500,000 common shares or 9.2%.

In April 2012, the Company granted a new sales consultant 500,000 stock option awards with an exercise price of $0.10 per share and a contractual life of 10 years resulting in total compensation expense of $48,524.

On November 29, 2012, the Company executed an agreement with a non-employee for consulting services to be performed.  Pursuant to the executed agreement the Company issued 250,000 shares of restricted common stock on November 29, 2012, and 83,333 shares of restricted common stock on December 31, 2012.  The Company recorded an expense of $37,500 and $12,500 for the November 29, 2012 and December 31, 2012 issuance, respectively, based on a $0.15 per share fair value of the Company’s common stock on the date of each respective issuance.  The agreement calls for 83,333 shares of restricted stock to be issued monthly to the non-employee through August 2013, so long as the related agreement has not been terminated by either party.

Note 8:  Related Party Transactions

The Company’s shareholders paid $2,662 and $9,285 for Company-related expenses during the three and nine months ended December 31, 2012, respectively.  The Company’s shareholders paid $0 and $4,974 for Company-related expenses during the three and nine months ended December 31, 2011, respectively.  Such amounts were repaid to the shareholders as of December 31, 2012 and December 31, 2011, respectively.

Management services

During the second quarter of fiscal year ending March 31, 2013, it was determined the Company would no longer pay for management services.  During the nine months ended December 31, 2012, the Company paid $15,397 to individuals for management services rendered to the Company. During the three and nine months ended December 31, 2011, the Company paid $28,513 and $91,963, respectively.  Some of these individuals were also shareholders of the Company.

Note 9:  Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business.  There are no pending or threatened legal proceedings as of December 31, 2012.

Note 10:  Stock-Based Compensation

From time to time, the Company grants stock option awards to officers and employees. Such awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Volatility	148-193.8%
Risk-free interest rate	1.03-2.31%
Expected term	5-6.3 years
Forfeiture rate	0-10%
Dividend yield rate	0%

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price. The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110. Stock option awards are expensed on a straight-line basis over the requisite service period. During the three and nine months ended December 31, 2012, the Company recognized $0 and $48,524, respectively, of compensation expense. During the three and nine months ended December 31, 2011, the Company recognized $1,354 and $3,858, respectively, of compensation expense. No future stock compensation expense will be recognized related to options outstanding at December 31, 2012 as there will be no future vesting of those options.

The following summarizes stock option activity for the nine months ended December 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2012	240,000	$ 0.02	9.06	$ 19,784
Granted at market price	500,000	0.10
Exercised	-
Forfeited	(240,000)	0.02
Outstanding at December 31, 2012	500,000	0.10	9.26	$ 25,000
Exercisable	500,000	$ 0.10	9.26	$ 25,000

Note 11:  Subsequent event

In January 2013, 83,333 shares of common stock vested pursuant to the terms of the consulting agreement signed on November 26, 2012 based on $0.15 per share for a total stock compensation expense of $12,500.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under “Risk Factors” contained in Exhibit 99.1 to the Company’s Interim Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2012. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements.  The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  This information should also be read in conjunction with our audited historical financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended March, 31, 2012, filed with the Securities and Exchange Commission on July 13, 2012 , along with the Audited Financial Statements and Unaudited Interim Financial Statements of Naked Edge contained in Exhibits 99.1 and 99.2, respectively, to the Company’s Interim Report on Form 8-K/A filed with the Securities and Exchange Commission on November 6, 2012.

Background Overview

Mister Goody, Inc. (the “Company”) is a Florida corporation that was incorporated on March 1, 2011to develop an online marketplace and cause-marketing services designed to help businesses increase their brand awareness and sales. Due to a lack of sufficient revenue that resulted from this business plan, on August 24, 2012, the Company’s Board of Directors determined that it was in the Company’s stockholders best interest to refocus the business activities in a manner which could more fully enhance stockholder value. The Company decided to no longer pursue their online marketplace and cause-marketing services and it ceased all of its operations with respect thereto. On August 24, 2012, the Company entered into an agreement with The Naked Edge, LLC (“Naked Edge”), a Colorado Limited Liability Company organized on January 7, 2011, whereby the Company acquired 50% of Naked Edge Common Units making Naked Edge the Company’s majority owned subsidiary. Presently, the Company provides management consulting services to Naked Edge relating to product development, packaging, sales, marketing, distribution and business management.

We may pursue additional acquisition opportunities in the future. We have made only one material acquisition to date and, therefore, our ability as an organization to make and integrate significant acquisitions remains unproven. Any future acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the acquired businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. In connection with one or more of those transactions, we may issue additional equity securities that would dilute our stockholders or incur debt on terms unfavorable to us or that we are unable to repay.

Plan of Operation

Mister Goody provides management consulting services to Naked Edge. Mister Goody’s services include consulting on matters relating to product development, packaging, sales, marketing, distribution and business management. We charge Naked Edge a fee of 5% of their net-income for our consulting services, once Naked Edge generates a net-income of $300,000 in any calendar year.

Naked  Edge  manufactures and  distributes  Veggie  Go’s,  an  organic  fruit  and  vegetable  snack .  The product is made with natural ingredients and no preservatives. They are dairy free, soy free, gluten free and vegan. Naked Edge produces four blends of Veggie Go’s which have a suggested retail price of $1.49 per unit. Veggie Go’s are sold through natural and organic food retailers, including well-known national chains, regional specialty stores, local food retailers and online. Naked Edge produces Veggie Go’s at its leased facility in Boulder, Colorado.

Naked Edge must establish and strengthen the brand awareness of Veggie Go’s. We believe enhancing and maintaining brand recognition among retailers and consumers is an important aspect of our efforts to increase revenue and generate a profit. We plan to promote consumer awareness through in-store product demonstrations, social media outreach, community involvement, Internet marketing, public relations and developing partnerships. We are also exploring additional marketing strategies including developing print and digital media advertisements, and additional consumer incentives such as coupons and contests. Our goal is to attract a loyal base of retailers and consumers who are interested in our products.

According to a recent publication, the U.S. is the world’s largest organic food market, with sales of natural and organic foods exceeding $40 billion in 2010. From 2000 to 2010, the U.S. natural and organic food market grew at a compound annual growth rate of approximately 12% and is projected by the same industry source to grow at a compound annual growth rate of approximately 8% from 2010 to 2013. We believe growth rates for the U.S. natural and organic food market have been, and will continue to be, higher than those for the overall U.S. food market.

We believe growth in the natural and organic food market is driven by various factors, including heightened awareness of the role that food and nutrition play in long-term health and wellness. Many consumers prefer natural and organic products due to increasing concerns over the purity and safety of food. The development and implementation of U.S. Department of Agriculture, or USDA, standards for organic certification has increased consumer awareness of, and confidence in, products labeled as organic. According to published information, 75% of adults in the U.S. purchased natural or organic foods in 2010, with 33% of consumers using organic products at least once a month as compared to 22% ten years before.

Historically, natural and organic foods were primarily available at independent organic retailers or natural and organic retail chains. Mainstream grocery stores and mass merchandisers have expanded their natural and organic product offerings because of increasing consumer demand for natural and organic products, which command a higher margin for the retailer. The percentage of natural and organic food sales has been rising, and, according to an industry source, in 2010, 73% of consumers purchased organic products at grocery stores as compared to 25% at natural food stores. We believe the emergence of strong natural and organic brands, driven by a loyal and growing consumer base, will act as an additional catalyst for higher penetration in the mainstream grocery and mass merchandiser channels.

A more detailed description of our plan of operation is contained within Exhibit 99.1 “Description of Business” to the Company’s Interim Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2012.

Results of Operations

From the three and nine months ended December 31, 2012:

Revenues: We generated $0 and $3,109, respectively, in revenues.

Operating Expenses: Our operating expenses consisted of $76,977 and $169,519, respectively, of general and administrative expenses, and $0 and $15,397, respectively, of management services expenses. $50,000 and $98,524, respectively, of our general and administrative expenses were non-cash stock-based compensation.  $26,977 and $70,995, respectively, of our general and administrative expenses were for software development, telecommunications, internet access, internet server hosting, office supplies and other expenses complying with our obligations as a reporting issuer and the trading of our securities.  During the second quarter of fiscal year ending March 31, 2013, it was determined that Joel Arberman and Brendan Vogel would no longer receive monthly management fees.

Equity in Losses of Unconsolidated Affiliate:  We incurred losses on our equity investment in Naked Edge of $4,254 and $8,656, respectively.

Net Loss: We had a net loss of $81,231 and $190,463 respectively, of which $50,000 and $98,524, respectively, was non-cash stock-based compensation.

From the three and nine months ended December 31, 2011:

Revenues: We generated $220 in revenues for both the three and nine months ended December 31, 2011.

Operating Expenses: Our operating expenses consisted of $21,946 and $62,582, respectively, of general and administrative expenses, and $28,513 and $91,963, respectively, of management services.  $1,354 and $3,858, respectively, of our general and administrative expenses were non-cash stock-based compensation.  $20,592 and $58,724, respectively, of our general and administrative expenses were for software development, telecommunications, internet access, internet server hosting, office supplies and other expenses complying with our obligations as a reporting issuer and the trading of our securities.

Net Loss: We had a net loss of $50,239 and $154,325 respectively, of which $1,354 and $3,858, respectively, was non-cash stock-based compensation.

The results of operations for three and nine months ended December 31, 2012 and 2011 are not indicative of the results for any future interim period. During this initial period, we were primarily focused on raising investment capital, recruiting and retaining management, business planning and initial software development.

We expect to considerably increase our operating expenses in the future, particularly expenses in accounting and legal fees.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2012 reflects cash of $3,041 and our equity investment in Naked Edge of $56,344 and no other assets and no liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

Our cash primarily came from the issuance of shares in 2011 private placements in which we raised $327,800.

On August 24, 2012, we completed the purchase of 50% of The Naked Edge, LLC (“Naked Edge”) Common Units for $65,000. At that time, we also received an option to acquire 33.33% of Naked Edge Preferred Units for $85,000 on or before August 24, 2013 (“Option”).  The Common Units provide the Company with 50% of the voting rights and 20% of the economic rights of Naked Edge. If the Company exercises the option in the future, the Preferred Units would provide the Company with an additional 20% of the economic rights of Naked Edge.  We recorded $4,254 and $8,656 of net equity in losses of our unconsolidated subsidiary Naked Edge during the three and nine months ended December 31, 2012, respectively.

Over the next 12 months, we anticipate needing approximately $135,000 for accounting, legal, marketing, working capital and to increase our economic rights in Naked Edge to 40%. We will utilize the remaining cash currently held by the company to pay such expenses and will require additional funding.

In the future, we plan to try and raise additional capital through the issuance of additional shares of common stock or preferred stock. If we issue additional shares of common stock in the future, our then-existing shareholders may face substantial dilution. If we issue preferred stock, we would be obligated to pay a substantial amount of interest which would reduce our cash available for working capital. In addition, holders of preferred stock would be entitled to be paid out of any assets we have in the event of any liquidation, dissolution or winding up of the corporation, before the holders of common stock would be paid anything.

Currently, we do not have any arrangements for any financing, whether it be through the sale of common stock or preferred stock or any other method of financing, and we can provide no assurances to investors that we will be able to obtain any financing when required. The only cash currently available to us is the cash in our bank account. We have no other sources of capital.

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

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2012. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2012 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Not Applicable.

Item 1A.

Risk Factors.

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Date	Security/Value

November 29, 2012	Common stock – 250,000 shares of common stock. The common stock was valued at $37,500.
December 31, 2012	Common stock – 83,333 shares of common stock. The common stock was valued at $12,500.
January 31, 2013	Common stock – 83,333 shares of common stock. The common stock was valued at $12,500.

Item 3.

Defaults Upon Senior Securities.

Not Applicable.

Item 4.

Mine Safety Disclosures.

Not Applicable.

Item 5.

Other Information.

Not Applicable.

Item 6.

Exhibits.

SEC Reference Number	Title of Document	Location

10.1	Arberman Amendment to Consulting Agreement dated August 2, 2012	*
10.2	Vogel Amendment to Consulting Agreement dated August 2, 2012	*
10.3	Naked Edge LLC Purchase Agreement dated August 24, 2012	**
10.4	First Market LLC Consulting Agreement dated November 29, 2012	***
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101

The following financial information from Mister Goody, Inc.'s Quarterly Report on Form

10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Cash Flows; and (iv) the Notes to Condensed Financial Statements.

Filed herewith

* Incorporated by reference to Form 8-K filed on August 3, 2012.

**Incorporated by reference to Form 8-K filed on August 27, 2012

*** Incorporated by reference to Form 8-K filed on December 3, 2012

All other Exhibits called for by Rule 601 of Regulation S-K are not applicable to this filing. Information pertaining to our common stock is contained in our Certificate of Incorporation and By-Laws.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2013.

Mister Goody, Inc.

By:	/s/ Joel Arberman
Joel Arberman
Principal Executive Officer