Form 10-K
period 2013-03-31
Mister Goody, Inc.
filed 2013-07-15
CIK 1515275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-54517

MISTER GOODY, INC.

(Exact name of registrant as specified in its charter)

Florida	27-5414480
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

14762 Wildflower Lane Delray Beach, Florida	33446
(Address of principal executive offices)	(Zip Code)

561-396-0554

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,061,000 as of June 30, 2012 (7,073,331 shares at $0.15 per share).

As of July 5, 2013, there were 60,573,331 outstanding shares of the registrant’s common stock, $.001 par value.

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

ITEM 1.

BUSINESS

Business Summary

Mister Goody, Inc. (the “Company”) is a Florida corporation that was incorporated on March 1, 2011 to develop an online marketplace and cause-marketing services designed to help businesses increase their brand awareness and sales. Due to a lack of sufficient revenue that resulted from this business plan, on August 24, 2012, the Company’s Board of Directors determined that it was in the Company’s stockholders best interest to refocus the business activities in a manner which could more fully enhance stockholder value. The Company decided to no longer pursue their online marketplace and cause-marketing services and it ceased all of its operations with respect thereto. On August 24, 2012, the Company acquired 50% of the common units of The Naked Edge, LLC (“Naked Edge”), a Colorado Limited Liability Company along with the option to acquire 33.33% of Naked Edge preferred units for $85,000 on or before August 24, 2013 (“Option”). The common units provided the Company with 50% of the voting rights and 20% of the economic rights of Naked Edge. On April 9, 2013, the Company exercised its Option and acquired 33.33% of the preferred units. As a result of this acquisition, the Company now owns 50% of the Common Ownership Interests and 33.33% of the Preferred Ownership Interests of The Naked Edge, which equates to 50% of the voting rights and 40% of the economic rights of Naked Edge. The Company’s primary business plan is to provide management consulting services to Naked Edge, which is the Company’s sole client.

Unless the context otherwise requires, all references to “our company,” “we,” “our” or “us” and other similar terms means Mister Goody, Inc.

Principal Services

Mister Goody provides management consulting services to Naked Edge, which is its sole client. Mister Goody’s services include consulting on matters relating to Naked Edge’s product development, packaging, sales, marketing, distribution and business management. Pursuant to a written agreement, in exchange for our consulting services, Naked Edge pays the Company a fee of 5% of its net-income during any calendar year that Naked Edge generates net-income of at least $300,000. Naked Edge did not meet this threshold during calendar year 2012 and as a result, we received no management consulting fee revenue from Naked Edge during our fiscal year ended March 31, 2013. We presently have no other sources of income, and do not contemplate obtaining income from any other sources in the near future other than Naked Edge, if and when it meets the $300,000 net income threshold. Our future success is entirely dependent on the future success of Naked Edge.

Principal Products

Mister Goody does not sell any products. Naked Edge manufactures and distributes Veggie Go’s, an organic fruit and vegetable snack. The product is made with natural ingredients and no preservatives. They are dairy free, soy free, gluten free, vegan, non-GMO certified and kosher certified. Naked Edge produces four blends of Veggie Go’s which have a suggested retail price of $1.29 per unit. Mister Goody assists Naked Edge by providing consulting on pricing, packaging, promotions, sales, marketing, distribution, business development and other matters.

Manufacturing

Mister Goody does not manufacture any products. Naked Edge produces Veggie Go’s at its leased facility in Boulder, Colorado. The manufacturing process requires special equipment and trained personnel. As of March 31, 2013, Naked Edge’s production capacity is approximately 80,000 units per month. Mister Goody assists Naked Edge by providing consulting on equipment financing, timing of expansion and other matters.

Distribution

Mister Goody does not distribute any products. Naked Edge’s products are generally sold to distributors who generally sell to natural and organic food retailers, some of which are well-known national chains, as well as smaller regional specialty stores. As of March 31, 2013, Veggie Go’s could be purchased at approximately one hundred and forty four retail locations, one farmer’s market and several websites. Mister Goody assists Naked Edge by making introductions to food distributors, food brokers and food retailers.

Sales and Marketing

Mister Goody does not actively market its consulting services. Naked Edge must establish and strengthen the brand awareness of Veggie Go’s. Naked Edge believes enhancing and maintaining its brand recognition among retailers and consumers is an important aspect of its efforts to increase revenue and generate a profit for both Naked Edge and our Company. Naked Edge promotes consumer awareness of its products through in-store product demonstrations, social media outreach, community involvement, Internet marketing, public relations and developing partnerships. Mister Goody assists Naked Edge by providing consulting on sales, marketing and related matters.

Supplies and Suppliers

Mister Goody does not contract with any suppliers for any supplies. While Naked Edge products are unique within the marketplace, the underlying ingredients are readily available and generally not subject to shortages or significant market fluctuations. Naked Edge’s product and geographic expansion plans may require additional supplier relationships.

Organic Food Industry – Naked Edge

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

Competition – Naked Edge

Naked Edge’s principal competitors include organic fruit leather snack brands owned by Whole Foods (365 Organic brand), Stretch Island Fruit Co., Sun-Rype Products Ltd., Kaia Foods, Clif Bar & Company, Trader Joe’s (Fiberful Bars brand), Wacky Apple and Chef Roberts, LLC. Naked Edge also competes against other fruit based snack brands owned by: Betty Crocker, Kellogg’s, Annie’s, Welch’s, Motts, Sunkist and many others.

The snack food industry is highly competitive and barriers to entry are low. Privately-backed and public companies could choose to enter Naked Edge’s space and compete directly with Naked Edge, or indirectly by offering substitute offerings. With the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm Naked Edge’s ability to increase sales and generate a profit. Many companies and individuals are engaged in the same or similar businesses.

Competition could result in reduced sales, reduced margins or the failure of Veggie Go’s to achieve or maintain more widespread market acceptance, any of which could harm Naked Edge’s business. Some competitors have significant advantages over Naked Edge, including greater name recognition, longer operating histories, lower operating costs, pre-existing relationships with current or potential retailers and customers, greater financial, marketing and other resources. These advantages could allow Naked Edge’s competitors to respond more quickly to opportunities or changes in its markets. These competitive disadvantages could adversely affect Naked Edge’s ability to generate sales and profit. Naked Edge may never achieve a profit which means our Company may never achieve a profit.

Intellectual Property

Mister Goody owns no intellectual property. Naked Edge owns all associated copyrights, domain names, trademarks and service marks, but it does not own any patents, franchises or concessions, and has no present intention to obtain such in the near future. While Naked Edge’s products are not patented, it believes its recipes and formulations are protected trade secrets.

Naked Edge considers the process of developing food products from concept, including formulas, recipes, flavor profiles and the batching process is not easily attained and therefore is proprietary information which gives it a competitive advantage. This proprietary information is critical to Naked Edge’s success. Naked Edge considers this an intellectual asset of its business. Naked Edge’s management prohibits contract manufacturers and agents from disclosing or using its confidential or proprietary information outside the company, before, during and after involvement with Naked Edge.

All resources that have access to Naked Edge’s proprietary information are required to execute a non-disclosure agreement. Both Mister Goody and Naked Edge consider everything Naked Edge does in terms of marketing, promotions and product as a trade secret, and information we wish to keep confidential. Naked Edge’s proprietary information includes recipes, formulas, processes, and methods used in production. It includes business and marketing plans, customer lists, and contracts and reasonable measures have been taken to keep this information protected, as it is not readily ascertainable by the public.

Naked Edge’s brand and image will be protected to the extent the law provides through trademark notifications. Naked Edge has not registered trademarks or otherwise protected the propriety of its currently available products through registration with governmental authorities or licenses with private parties. As its market share and product availability increases, significant future expenditures may be required to protect its brand and proprietary product recipes.

Research and Development – Naked Edge

Naked Edge products have, and are expected to be for the foreseeable future, developed by our management. We plan to develop new blends of Veggie Go’s to increase shelf space at existing retailers, attract food brokers, interest new retailers and provide consumers with a wider selection of blends to enjoy. We do not expect to incur significant expenses related to additional product development for at least the next twelve months. We are not reliant on heavy research and development.

Regulation – Naked Edge

United States food products are primarily regulated by the U.S. Food and Drug Administration (“FDA”). The FDA enacts and enforces regulations relating to the manufacturing, distribution and labeling of food products. The Food Safety Modernization Act, a 2011 law, provided additional food safety authority to the FDA. Naked Edge does not expect the cost of complying with FDA laws and regulations to be material since it intends to utilize a contract manufacturer to produce is products.

In addition, some states further regulate operations within the food distribution and sales industry by requiring additional licensing, enforcing federal and state standards for selected food products, grading food products, inspecting plants and warehouses, regulating trade practices related to the sale of certain food products and imposing their own labeling requirements on food products. We believe Naked Edge is compliant with all federal and state regulations.

We do not believe Naked Edge has any significant exposure to environmental protection laws and regulations.

Employees

As of March 31, 2013, Mister Goody had two consultants and Naked Edge had two employees. The Mister Goody Chief Executive Officer and Vice President of Business Development work for Mister Goody under consulting agreements. The Naked Edge, LLC Chief Executive Officer and President work for Naked Edge under employment agreements.

Mister Goody and Naked Edge utilize independent contracts in an effort to build and operate its business cost-effectively. We believe the use of non-salaried personnel allows us to expend its capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees.

Material Agreements

Naked Edge

On August 24, 2012, as part of the LLC Interest Purchase Agreement we entered into with Naked Edge, we entered into a consulting agreement with Naked Edge to provide management consulting services to Naked Edge. Mister Goody’s services include consulting on matters relating to Naked Edge’s product development, packaging, sales, marketing, distribution and business management. Pursuant to that agreement, in exchange for our consulting services, Naked Edge pays the Company a fee of 5% of its net-income during any calendar year that Naked Edge generates net-income of at least $300,000. This agreement will remain in effect until cancelled by either party, which cancellation may be effected at any time upon ten days written notice; provided, however, that Naked Edge may not terminate this agreement other than for cause, generally defined as our fraud or misconduct that materially and adversely affects the Company, negligence in the performance of our services, persistent failure to perform the services as contemplated by the agreement, conduct that discredits Naked Edge, or material breach of the terms of this agreement, provided in each case that we have been provided written notice of the facts and circumstances alleged to constitute the cause alleged and at least 10 days’ opportunity to cure it.

First Market, LLC

On November 29, 2012 we entered into a consulting agreement with First Market, LLC (“First Market”), pursuant to which First Market is paid $10,000 per month plus 1,000,000 shares of common stock for management consulting, business advisory, strategic planning and public relations services.

Snack Um, LLC

On April 3, 2013 we entered into a convertible loan agreement and promissory note with Snack Um, LLC. The note is due on April 3, 2016, but it may be called by the holder upon four months written notice to the registrant at any time after April 3, 2015. We can repay the note at any time with no prepayment penalty upon 14 days written notice. The note provides Snack Um, LLC with 8% interest per annum and the ability to convert part or the entire note into shares of our common stock at a fixed price of $0.10 per share.

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

We are a recently formed entity with limited operating history. There can be no assurance that we will be able to successfully implement our business plan to successfully assist Naked Edge or that we will ever generate positive cash flow from our efforts.

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

Our future success is dependent on many factors including our ability to increase awareness of the Veggie Go’s brand name, meet customer standards, attain customer loyalty, attract product distributors, attract retailers, respond effectively to competitive pressures and attract qualified personnel. None of these factors can be demonstrated by our historic performance and there is no assurance we will be able to accomplish them.

Our limited operating history makes any prediction of our future results of operations difficult or impossible. Since there can be no assurance of future successful performance of our business, or the Naked Edge business, you are accepting a high probability of losing your entire investment.

Our business plan and future success is entirely dependent upon the success of Naked Edge since we have no other consulting clients.

Mister Goody provides management consulting services to Naked Edge, which is its sole client, which means that our business plan and future success is entirely dependent upon the success of Naked Edge. Pursuant to a written agreement, in exchange for our consulting services, Naked Edge pays our Company a fee of 5% of its net-income during any calendar year that Naked Edge generates net-income of at least $300,000. In the event that Naked Edge does not meet this threshold during any calendar year, we will receive no management fees from Naked Edge, and hence, no revenue. We presently have no other sources of income, and do not contemplate obtaining income from any other sources in the near future other than Naked Edge, if and when it meets the $300,000 net income threshold.

We have never generated a profit and if we are unable to generate consistent profits, we will not have the ability to sustain our business.

Since inception to March 31, 2013, we have incurred a net loss of $492,189. We are expecting losses over the next 12 months because we do not have any significant revenues to offset the expenses associated with the development and implementation of our business plan. We cannot guarantee we will ever be successful in generating significant revenues in the future or that any revenues we are able to generate would be sufficient to pay for our expenses. If we are not able to generate sufficient revenues to achieve profitable operations, you will lose your entire investment.

We incur significant costs complying with our obligations as a reporting issuer which will make it more difficult to generate a profit and will reduce the cash available to implement our business plan.

We are required to file periodic reports with the Securities & Exchange Commission, including financial statements and disclosure regarding changes in our operations. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, we estimate that these costs could exceed $30,000 per year for the next few years. Those fees will be higher if our business volume and activity increases. Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations. These compliance costs will be charged to operations and will negatively impact our ability to attain profitable operations.

However, for as long as we remain an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an "emerging growth company."

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

If Naked Edge fails to develop the Veggie Go’s brand cost-effectively, our business may be adversely affected.

We believe that developing and maintaining the Veggie Go’s brand is critical to our success. The importance of the Veggie Go’s brand recognition may become greater as competitors offer more products similar to ours. Our brand-building activities involve increasing awareness of the Veggie Go’s brand, creating and maintaining brand loyalty and increasing the availability of Naked Edge’s products. If our brand-building activities are unsuccessful, we may never recover the expenses incurred in connection with these efforts, and we may be unable to implement our business strategy and increase our future sales.

Naked Edge could be subject to significant liability if the consumption of any of its products causes illness or physical harm, which would adversely affect our revenue.

The sale of food products for human consumption involves the risk of injury or illness to consumers. Such injuries or illness may result from inadvertent mislabeling, tampering or product contamination or spoilage. Under certain circumstances, Naked Edge may be required to recall or withdraw products, which may have a material adverse effect on our business. Even if a situation does not necessitate a recall or market withdrawal, product liability claims may be asserted against Naked Edge. If the consumption of any of our products causes, or is alleged to have caused, a health-related illness, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful, the negative publicity surrounding any assertion that Naked Edge products caused illness or physical harm could adversely affect its reputation with existing and potential distributors, retailers and consumers and its corporate image and brand equity. Moreover, claims or liabilities of this sort might not be covered by insurance or by any rights of indemnity or contribution that Naked Edge may have against others. A product liability judgment against Naked Edge or a product recall or market withdrawal could have a material adverse effect on our business, and operating results.

Disruptions in the worldwide economy may adversely affect our business, results of operations and financial condition.

Adverse and uncertain economic conditions may impact distributor, retailer and consumer demand for Naked Edge products. In addition, our ability to manage normal commercial relationships with suppliers, contract manufacturers, distributors, retailers, consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. In particular, consumers may reduce the amount of natural and organic products that they purchase where there are conventional offerings, which generally have lower retail prices. In addition, consumers may choose to purchase private label products rather than branded products because they are generally less expensive. Distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories. For example, during the economic downturn from 2007 through 2009, distributors and retailers significantly reduced their inventories, and inventory levels have not returned to, and are not expected to return to, pre-downturn levels. Our results of operations depend upon, among other things, our ability to maintain and increase Naked Edge’s sales volume with its distributors and retailers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Prolonged unfavorable economic conditions may have an adverse effect on Naked Edge’s sales and profitability, and hence our revenue and profitability.

Consumer preferences for our products are difficult to predict and may change, and, if we are unable to respond quickly to new trends, Naked Edge’s business may be adversely affected.

Our business is dependent on the successful development, manufacture, marketing and distribution of Naked Edge’s branded natural and organic food products. If consumer demand for these products decreased, our business would suffer. In addition, sales of natural and organic products are subject to evolving consumer preferences. Consumer trends that we believe favor sales of Naked Edge’s products could change based on a number of possible factors, including a shift in preference from organic to non-organic and from natural to non-natural products, a loss of confidence by consumers in what constitutes “organic,” economic factors and social trends. A significant shift in consumer demand away from Naked Edge’s products could reduce its sales or the prestige of its brand, which would effectively harm our business.

Failure to introduce new products or improve existing products successfully would adversely affect our ability to continue to grow our revenues.

A key element of Naked Edge’s revenue growth strategy depends on its ability to develop and market new products and improvements to Naked Edge’s existing products that appeal to consumer preferences. The success of innovation and product development efforts is affected by the ability to anticipate changes in consumer preferences, the technical capability of product development staff in developing and testing product prototypes, including complying with governmental regulations, and the success of management in introducing and marketing new products. Failure to develop and market new products that appeal to consumers may lead to a decrease in Naked Edge’s growth, sales and profitability, and hence, a decrease in our profitability.

Additionally, the development and introduction of new products requires substantial research, development and marketing expenditures, which Naked Edge may be unable to recoup if the new products do not gain widespread market acceptance. If Naked Edge is unsuccessful in meeting objectives with respect to new or improved products, Naked Edge’s and our business could be harmed.

Naked Edge participates in a highly competitive industry which may prevent us from generating a profit.

The natural and organic food industry is highly competitive and barriers to entry are low. Privately-backed and public companies could choose to enter our space and compete directly with us, or indirectly by offering substitute offerings. With the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and generate a profit. Many companies and individuals are engaged in the same or similar businesses.

Naked Edge’s principal competitors include organic fruit leather snack brands owned by Whole Foods (365 Organic brand), Stretch Island Fruit Co., Sun-Rype Products Ltd., Kaia Foods, Clif Bar & Company, Trader Joe’s (Fiberful Bars brand), Wacky Apple and Chef Roberts, LLC. We also compete against other fruit based snack brands owned by: Betty Crocker, Kellogg’s, Annie’s, Welch’s, Motts, Sunkist and many others.

Competition could result in reduced sales, reduced margins or the failure of Veggie Go’s to achieve or maintain more widespread market acceptance, any of which could harm our business. Some of Naked Edge’s competitors have significant advantages over us, including greater name recognition, longer operating histories, lower operating costs, pre-existing relationships with current or potential retailers and customers, greater financial, marketing and other resources. These advantages could allow Naked Edge’s competitors to respond more quickly to opportunities or changes in its markets. These competitive disadvantages could adversely affect our ability to generate sales and profit. We may never achieve a profit from our business plan.

We may not be able to successfully implement Naked Edge’s growth strategy on a timely basis or at all.

Our future success depends, in large part, on our ability to implement our growth strategy of expanding production, increasing distribution, improving placement of Naked Edge’s products, attracting new consumers to its brand and introducing new product lines and product extensions. Our ability to implement this growth strategy depends, among other things, on our ability to:

•

enter Naked Edge distribution and other strategic arrangements with third-party retailers and other potential distributors of Naked Edge products;

•

continue to compete in conventional grocery and mass merchandiser retail channels in addition to the natural and organic channel;

•

secure shelf space in mainstream aisles;

•

increase Naked Edge’s brand recognition;

•

expand and maintain brand loyalty; and

•

develop new product lines and extensions.

We may not be able to successfully implement our growth strategy. Naked Edge’s sales and operating results will be adversely affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.

We may expand through acquisitions of, or investments in, other companies or through business relationships, all of which may divert our management’s attention, resulting in additional dilution to our stockholders and consumption of resources that are necessary to sustain Naked Edge’s business.

We may pursue acquisition opportunities in the future. Any future acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the acquired businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of Naked Edge’s business. In connection with one or more of those transactions, we may issue additional equity securities that would dilute our stockholders or incur debt on terms unfavorable to us or that we are unable to repay.

Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities, nor can we assure you that we will be able to complete any acquisitions on favorable terms or at all.

RISKS RELATED TO OUR MANAGEMENT

Our officers have other business interests and plan to devote only 20 hours of their time per week to the development of our business plan, which may result in periodic interruptions, delays and even business failure.

Our officers, Joel Arberman and Brendan Vogel have other business interests, which may create conflicts of interests that could materially harm us. Each officer has indicated they plan to devote approximately 20 hours per week to the development of our business plan. We are entirely dependent upon the efforts of our officers. If any of our officers are unable to devote sufficient time to our development, it would have a significant impact on our business and may result in our business plan to fail.

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

Naked Edge may have to cease our operations if we lose any of our significant employees.

We are heavily dependent on the experience of John McHugh and Lisa Goode McHugh. If something were to happen to either of them, it would greatly delay Naked Edge’s daily operations until further industry contacts could be established. If we lose either of their services and cannot find a suitable replacement, Naked Edge may have to cease operations. We do not have insurance covering their life. The success of Naked Edge is largely dependent on their efforts.

Our officers and directors own a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general stockholders.

Our officers and directors, in the aggregate, will beneficially own approximately or have the right to vote approximately 88.32% of our outstanding common shares. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval including:

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

We do not have a compensation committee or an audit committee, so shareholders will have to rely on the outside directors to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. These functions are performed by the independent member of our board of directors. Until we have an audit committee, there may less oversight of management decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

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

We have historically relied on outside financing to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financing in the future to:

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

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to opt out of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

ITEM 2.

PROPERTIES

Properties

Our principal executive office is located in Delray Beach, Florida. Office space is provided at no cost to us. We believe that additional space may be required as our business expands and believe that we can obtain suitable space as needed.

The Naked Edge subsidiary is located in Suite 900 at the Valmont Tech Center, 2825 Wilderness Place in Boulder, Colorado. Naked Edge occupies approximately 1,511 square feet which costs approximately $1,901 per month. The lease expires on September 30, 2015. We believe that additional space may be required as our business expands and believe that we can obtain suitable space as needed.

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

The following table set forth below lists the range of high and low bids for our common stock for each fiscal quarter since April 5, 2012, which is the date that we commenced trading. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

		High		Low
		Bid	Ask	Bid	Ask

2012	1st Quarter	$(1)	$(1)	$(1)	$(1)
	2nd Quarter	$(1)	$(1)	$(1)	$(1)
	3rd Quarter	$(1)	$(1)	$(1)	$(1)
	4th Quarter	$(1)	$(1)	$(1)	$(1)

2013	1st Quarter	$(1)	$(1)	$(1)	$(1)
	2nd Quarter	$(1)	$(1)	$(1)	$(1)

———————

(1)

Reflects that no priced bids or asks were calculated because there was not a minimum of 2 two-sided quotes for our common stock.

Holders

As of July 5, 2013, we have a total of 60,573,332 shares of common stock outstanding, held of record by approximately 48 shareholders. We do not have any shares of preferred stock outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	500,000	$0.10	9,500,000
Equity compensation plans not approved by security holders	0	0	0
Total	500,000	$0.10	9,500,000

We have reserved 10,000,000 shares of common stock pursuant to our 2011 Stock Incentive Plan enacted for the benefit of our directors, officers, employees and consultants. As of March 31, 2013, 500,000 stock options were outstanding pursuant to that plan.

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

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Securities issued for services

Date	Security

November 2012	Common stock – 1,000,000 shares of common stock for $100,000 of services.

Securities issued pursuant to our Employee Stock Plan

Date	Security

April 2012	Stock options - 500,000 shares of common stock at $0.10 per share.

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

Background Overview

Mister Goody, Inc. (the “Company”) is a Florida corporation that was incorporated on March 1, 2011 to develop an online marketplace and cause-marketing services designed to help businesses increase their brand awareness and sales. Due to a lack of sufficient revenue that resulted from this business plan, on August 24, 2012, the Company’s Board of Directors determined that it was in the Company’s stockholders best interest to refocus the business activities in a manner which could more fully enhance stockholder value. The Company decided to no longer pursue their online marketplace and cause-marketing services and it ceased all of its operations with respect thereto. On August 24, 2012, the Company acquired 50% of the common units of The Naked Edge, LLC (“Naked Edge”), a Colorado limited liability company, along with an option to acquire 33.33% of Naked Edge preferred units for $85,000 on or before August 24, 2013 (“Option”). The common units provided the Company with 50% of the voting rights and 20% of the economic rights of Naked Edge. On April 9, 2013, the Company exercised its Option and acquired 33.33% of the preferred units. As a result of this acquisition, the Company now owns 50% of the Common Ownership Interests and 33.33% of the Preferred Ownership Interests of The Naked Edge, which equates to 50% of the voting rights and 40% of the economic rights of Naked Edge. The Company’s primary business plan is to provide management consulting services to Naked Edge, which is the Company’s sole client.

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

Results of Operations

For the year ended March 31, 2013:

Revenues. We generated $0 in revenues.

Operating Expenses. Our operating expenses consisted of $252,032 of general and administrative expenses and $15,397 of management services expenses. $140,191 of our expenses was non-cash stock-based compensation. During the second quarter of fiscal year ending March 31, 2013, it was determined that Joel Arberman and Brendan Vogel would no longer receive monthly management fees.

Equity in Losses of Unconsolidated Affiliate: We incurred losses on our equity investment in Naked Edge of $19,537.

Net Loss. We had a net loss of $286,966 which $140,191 was non-cash stock-based compensation.

We expect to considerably increase our operating expenses in the future.

For the year ended March 31, 2012:

Revenues. We generated $0 in revenues.

Operating Expenses. Our operating expenses consisted of $76,379 of general and administrative expenses and $116,238 of management services expenses. $4,813 of our expenses was non-cash stock-based compensation.

Equity in Losses of Unconsolidated Affiliate: None.

Net Loss. We had a net loss of $192,617 which $4,813 was non-cash stock-based compensation.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2013 reflects cash assets of $0 compared to $133,804, at March 31, 2012. At March 31, 2013 there was $65,863 in other assets and $81,314 in liabilities compared to $20 in other assets and $2,500 in liabilities at March 31, 2012.

Our cash primarily came from the issuance of shares in 2011 private placements in which we raised $327,800 and from the issuance of a convertible note in April 2013 in which we raised $250,000.

On August 24, 2012, we completed the purchase of 50% of The Naked Edge, LLC (“Naked Edge”) Common Units for $65,000. At that time, we also received an option to acquire 33.33% of Naked Edge Preferred Units for $85,000 on or before August 24, 2013 (“Option”). We exercised the Option for a total of $65,000 during March and April 2013. The Common Units provide the Company with 50% of the voting rights and 20% of the economic rights of Naked Edge and the Preferred Units provide us with an additional 20% of the economic rights of Naked Edge. We recorded $19,537 of net equity in losses of our unconsolidated subsidiary Naked Edge during the twelve months ended March 31, 2013.

Over the next 12 months, we anticipate needing approximately $65,000 for accounting, legal, interest payments and working capital. We will utilize the cash currently held by the company to pay such expenses.

Since January 1, 2013, we have been spending approximately $5,000 per month to support our current level of operations. The expenses include costs of, legal, accounting and other expenses associated with the daily operations of our business.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements included in this annual report under this item are set forth beginning on Page F-1 of this Annual Report, immediately following the signature page.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our principal executive officer and principal financial officer reviewed and participated in this evaluation. Based on this evaluation, our Company made the determination that its disclosure controls and procedures were ineffective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was ineffective as of March 31, 2013.

The Company's internal control over financial reporting includes policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s attestation in this annual report.

Changes in Company Internal Controls

No change in our Company’s internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identity of directors, executive officers and significant employees

Name	Age	Title	Held Position Since

Joel Arberman	40	Chairman of the Board, Chief Executive Officer, Principal Accounting Officer, Secretary	March, 2011
Brendan Vogel	43	Vice President of Business Development	March, 2011
Fred Sager	60	Director	March, 2011

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

Code of Ethics

Our Company has a Code of Ethics that applies to all of the Company’s employees, including its executive officers and board of directors. A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as an exhibit to our Form S-1 filed on June 16, 2011. Any person desiring a copy of the Code of Business Conduct and Ethics, can obtain one by going to www.sec.gov and looking at the attachments to our form S-1. Additionally, our Code of Ethics is posted on our Company website located at http://www.MisterGoody.com. Our Company intends to disclose any changes in or waivers from its Code of Ethics by posting such information on its website.

Nominating Committee

Our Board of Directors does not have a nominating committee. This is due to our development stage and smaller sized Board of Directors. Instead of having such a committee, our entire Board of Directors historically has searched for and evaluated qualified individuals to become nominees for membership on our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of our knowledge, no officer, director and/or beneficial owner of more than 10% of our Common Stock, failed to file reports as required by Section 16(a) of the Exchange Act during the period covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for the fiscal year ended March 31, 2013 and 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)

Joel Arberman (1) (2) CEO, Director	2013 2012	15,000 30,000	0 0	0 0	0 0	0 0	15,000 30,000

Brendan Vogel (1) (2) Vice President of Business Development	2013 2012	15,000 30,000	0 0	0 0	0 0	0 0	15,000 30,000

———————

(1)

Pursuant to a consulting agreement, Mr Arberman receives a base salary of $2,500 per month.

(2)

Pursuant to a consulting agreement, Mr Vogel receives a base salary of $2,500 per month.

(3)

As of August 1, 2012, Mr. Arberman and Mr. Vogel do not receive a base salary.

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

As of March 31, 2013, we have granted 500,000 stock options to several sales consultants under our 2011 Employee Stock Plan.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 10, 2013, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, our officers and directors as a group, and each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

Security Ownership of Management

Name and Address (1)	Amount and Nature of Beneficial Ownership (2)	% Owned (3) (4)

Joel Arberman CEO and Chairman of the Board	30,000,000	49.53%
Brendan Vogel Vice President of Business Development	5,500,000	9.08%
Fred Sager Director	18,000,000	29.72%

Officers and Directors as a group (4 persons)	53,500,000	88.32%

———————

(1)

In care of our Company at 14762 Wildflower Lane, Delray Beach, Florida 33446.

(2)

To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from July 10, 2013.

(3)

Based on 60,573,331 shares of common stock outstanding on July 10, 2013. Does not include shares underlying: (i) options to purchase shares of our common stock and (ii) outstanding warrants to purchase shares of our common stock (iii) and 2,500,000 shares which could be issued pursuant to the possible conversion of a convertible note.

(4)

If a person listed on this table has the right to obtain additional shares of common stock within 60 days from July 10, 2013, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 26, 2012 we entered into unsecured promissory notes with each of Joel Arberman, an officer and director of our Company and Fred Sager, a director of our Company. Mr. Arberman and Mr. Sager each loaned the Company $10,000, with no interest or prepayment penalty and a due date of March 31, 2013. The purpose of the loan was to provide for our working capital needs. We have no agreement to borrow additional funds from these persons.

On March 22, 2013, we entered into unsecured promissory notes with each of Joel Arberman, an officer and director of our Company and Brendan Vogel, an officer of our Company. Mr. Arberman loaned our Company $10,400 and Mr. Vogel loaned our Company $10,000, with no interest or prepayment penalty and a due date of May 31, 2013. The purpose of the loan was to provide for our working capital needs. We have no agreement to borrow additional funds from these persons.

On April 9, 2013, we repaid the $10,400 Arberman Promissory Note dated March 22, 2013, the $10,000 Vogel Promissory Note dated March 22, 2013, the $10,000 Sager Promissory Note dated November 26, 2012 and the $10,000 Arberman Promissory Note dated November 26, 2012.

We do not have a formal written policy for review and approval of “related-person transactions”. Our outside board members are responsible for review, approval and ratification of “related-person transactions” between us and any related person.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for professional services by McConnell & Jones, LLP for the year ended March 31, 2013 and March 31, 2012 were as follows:

	2013	2012
Audit	$11,500	$5,000
Audit-Related	7,500	3,000
Tax	0	0
All Other	0	0

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

None of the hours expended on McConnell & Jones, LLP‘s engagement to audit the Company’s financial statements for the years ended March 31, 2013 and March 31, 2012 were attributed to work performed by persons other than McConnell & Jones, LLP’s full-time, permanent employees.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed as part of this report:

1.

Financial Statements and Reports

The financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are filed as part of this Report.

2.

Financial Statements Schedule

Other financial statement schedules have been omitted because either the required information (i) is not present, (ii) is not present in amounts sufficient to require submission of the schedule or (iii) is included in the Financial Statements and Notes thereto under Part II, Item 8 of this Annual Report on Form 10-K.

3.

Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 15, 2013.

Mister Goody, Inc.

By:	/s/ Joel Arberman
Joel Arberman
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Joel Arberman	Principal Executive Officer,	July 15, 2013
Joel Arberman	Principal Financial Officer, Director

/s/ Fred Sager	Director	July 15, 2013
Fred Sager

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Mister Goody, Inc.

Delray Beach, Florida

We have audited the accompanying balance sheets of Mister Goody, Inc. (the Company) as of March 31, 2013 and 2012, and the related statements of operations, shareholders' equity, and cash flows for the years ended March 31, 2013and March 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mister Goody, Inc. as of March 31, 2013 and 2012 and the results of its operations and their cash flows for the year ended March 31, 2013 and March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred losses, has had negative operating cash flows since inception. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McConnell & Jones, LLP

Houston, Texas

July 15, 2013

Mister Goody, Inc.

Balance Sheets

	March 31,	March 31,
	2013	2012
Assets
Cash	$-	$133,804
Other current assets	-	20
Total current assets	-	133,824

Equity Investment	65,863	-
Total assets	$65,863	$133,824

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$40,914	$2,500
Notes payable – related party	40,400	-
Total current liabilities	81,314	2,500

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 60,323,332 and 60,240,000 shares issued and outstanding as of December 31, 2012 and March 31, 2012, respectively	60,323	60,240
Paid-in capital	416,415	276,307
Accumulated deficit	(492,189)	(205,223)
Total stockholders' equity	(15,451)	131,324

Total liabilities and stockholders' equity	$65,863	$133,824

The accompanying notes are an integral part of these financial statements.

Mister Goody, Inc.

Statements of Operations

	Year Ended March 31,
	2013	2012

Net revenues	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating expenses:
General and Administrative	(252,032)	(76,379)
Management Services	(15,397)	(116,238)
Total operating expenses	(267,429)	(192,617)

Operating loss	(267,429)	(192,617)

Other expense:
Equity in loss of unconsolidated affiliate	(19,537)	-
Total other expense	(19,537)	-

Loss before income tax provision	(286,966)	(192,617)
Income tax provision	-	-
Net loss	$(286,966)	$(192,617)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	59,846,393	60,203,115

The accompanying notes are an integral part of these financial statements.

Mister Goody, Inc.

Statements of Stockholders' Equity (Deficit)

	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2012	60,240,000	60,240	-	-	276,307	(205,223)	131,324

Shares issued for service	583,332	583	-	-	91,084	-	91,667
Shares cancelled	(500,000)	(500)	-	-	500	-	-
Stock compensation	-	-	-	-	48,524	-	48,524
Net loss	-	-	-	-	-	(286,966)	(286,966)

Balance at March 31, 2013	60,323,332	60,323	-	-	416,415	(492,189)	(15,451)

The accompanying notes are an integral part of these financial statements.

Mister Goody, Inc.

Statements of Cash Flows

	Year Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(286,966)	$(192,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation expense	140,191	4,813
Equity in losses of unconsolidated affiliate	19,537
Change in operating assets and liabilities:
Accounts receivable	20	(20)
Accounts payable and accrued liabilities	38,414	2,500
Net cash used in operating activities	(88,804)	(185,324)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	18,000
Proceeds from notes payable - related party	40,400	-
Net cash provided by financing activities	40,400	18,000

Cash flows from investing activities:
Equity Investment in Naked Edge	(85,400)	-
Net cash used in investing activities	(85,400)	-

Change in cash	(133,804)	(167,324)

Cash, beginning of period	133,804	301,128

Cash, end of period	$-	$133,804

The accompanying notes are an integral part of these financial statements.

Mister Goody, Inc.

Notes to Financial Statements

Note 1: Organization and Basis of Presentation

Mister Goody, Inc. (“the Company”) was incorporated on March 1, 2011 in the State of Florida. The Company’s majority owned subsidiary consists of The Naked Edge, LLC (“Naked Edge”).

The Company was incorporated to develop an online marketplace and cause-marketing services designed to help businesses increase their brand awareness and sales. Due to a lack of sufficient revenue that resulted from this business plan, on August 24, 2012, the Company’s Board of Directors (the “Board”) determined that it was in the Company’s stockholders best interest to refocus the business activities in a manner which could more fully enhance stockholder value. The Company decided to no longer pursue their online marketplace and cause-marketing services and it ceased all of its operations with respect thereto. On August 24, 2012, the Company entered into an agreement with Naked Edge whereby the Company completed the purchase of 50% of Naked Edge Common Units for $65,000. At that time, the Company also received an option to acquire 33.33% of Naked Edge Preferred Units for $85,000 on or before August 24, 2013 (“Option”). We exercised the Option for a total of $65,000 during March and April 2013. The Common Units provide the Company with 50% of the voting rights and 20% of the economic rights of Naked Edge and the Preferred Units provide us with an additional 20% of the economic rights of Naked Edge. The Company has accounted for this investment under the equity method of accounting.

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

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the condensed financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has established a valuation allowance for all deferred tax assets (consisting of net operating loss carry-forwards) as of March 31, 2013 as it has not determined that such assets are likely to be realized.

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

Note 4: Income Taxes

Income taxes are summarized as follows for the year ended March 31, 2013:

2013
Current expense (benefit)	$(149,049)
Deferred expense	149,049
Net income tax (benefit) expense	$-

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

On November 29, 2012, the Company executed an agreement with a non-employee for consulting services to be performed. Pursuant to the executed agreement the Company issued 250,000 shares of restricted common stock on November 29, 2012, and 83,333 shares of restricted common stock on December 31, 2012, January 31, 2013, February 28, 2013 and March 31, 2013. The Company recorded an expense of $37,500 for the November 29, 2012 issuance and $12,500 for the December 31, 2012, January 31, 2013 and February 28, 2013 issuances, based on a $0.15 per share fair value of the Company’s common stock on the date of each respective issuance. The Company recorded an expense of $16,667 for the March 31, 2013 issuance based on a $0.20 per share fair value of the Company’s stock on the date of issuance. The agreement calls for 83,333 shares of restricted stock to be issued monthly to the non-employee through August 2013, so long as the related agreement has not been terminated by either party.

Note 6: Related Party Transactions

The Company’s shareholders paid $9,285 and $8,658 for Company-related expenses during the year ended March 31, 2013 and the year ending March 31, 2012, respectively. Such amounts were repaid to the shareholders as of March 31, 2013 and 2012.

Management services

During the year ended March 31, 2013 and the period ending March 31, 2012, the Company paid $15,397 and $116,238, respectively, to individuals for management services rendered to the Company. Some of these individuals were also shareholders of the Company.

Note 7: Commitments and Contingencies

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of March 31, 2013.

The Company has no noncancellable operating leases.

Note 8: Stock-Based Compensation

In January 2012, the Company granted stock option awards to three sales consultants totaling 256,000 with an exercise price of $0.10 per share and a contractual life of 10 years. The options had a fair value of $24,026.

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

On April 2, 2012, Brendan Vogel, the owner of 6,000,000 shares of common stock of Mister Goody, Inc. (the “Registrant”), returned 500,000 common shares to the Registrant for cancellation in exchange for no consideration.

As of March 31, 2013, the Company incurred stock compensation expense of $48,524 related to vested stock options.

The awards were valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Volatility	148-193.8%
Risk-free interest rate	1.03-2.31%
Expected term	5-6.3 years
Forfeiture rate	0-10%
Dividend yield rate	0%

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price. The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110. Stock option awards are expensed on a straight-line basis over the requisite service period. During the year ended March 31, 2013 the Company recognized $48,524of compensation expense. No future stock compensation expense will be recognized related to options outstanding at March 31, 2013 as there will be no future vesting of those options.

The following summarizes stock option activity for the year ended March 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2012	240,000	$0.02	9.06	$19,784
Granted at market price	500,000	0.10
Exercised	-
Forfeited	(240,000)	0.02
Outstanding at March 31, 2013	500,000	0.10	9.01	$50,000
Exercisable	500,000	$0.10	9.01	$50,000

Note 9: Equity Investment

Background

On August 24, 2012, the Company entered into an agreement with Naked Edge whereby the Company completed the purchase of 50% of Naked Edge Common Units for $65,000. At that time, the Company also received an option to acquire 33.33% of Naked Edge Preferred Units for $85,000 on or before August 24, 2013 (“Option”). We exercised the Option for a total of $65,000 during March and April 2013. The Common Units provide the Company with 50% of the voting rights and 20% of the economic rights of Naked Edge and the Preferred Units provide us with an additional 20% of the economic rights of Naked Edge for a total of 40%. The Company has accounted for this investment under the equity method of accounting.

Naked Edge is a Colorado Limited Liability Company organized on January 7, 2011. Naked Edge manufactures and distributes Veggie Go’s, an organic fruit and vegetable snack. The product is made with natural ingredients and no preservatives. They are dairy free, soy free, gluten free and vegan. Naked Edge produces four blends of Veggie Go’s which have a suggested retail price of $1.29 per unit.

Summarized balance sheet information of Naked Edge as of March 31, 2013 is as follows:

March 31, 2013
Assets
Cash	$1,484
Accounts receivable	21,366
Other current assets	6,234
Fixed assets	100,935
Total assets	$130,019

Liabilities and Stockholders' Equity
Current liabilities	39,468
Long term portion of capital leases	47,835
Long term portion of notes payable	21,756
Stockholders' equity:	20,960
Total liabilities and stockholders' equity	$130,019

Summarized results of operations for the years ended March 31, 2013 and March 31, 2012 of Naked Edge are as follows:

	Year Ended March 31,
	2013	2012

Net revenues	$94,102	$8,346
Cost of Goods Sold	(77,177)	(8,637)
Gross Profit	16,925	(291)

Operating expenses:
General and Administrative	(102,466)	(5,989)
Total operating expenses	(102,466)	(5,989)

Net loss	$(85,541)	$(6,280)

Under the equity method of accounting, we record our proportional share of the losses of Naked Edge in which we have invested, up to the amount of our investment. The Company’s investment and equity in losses of Naked Edge is as follows:

Investment balance as of March 31, 2012	$-
Investment contribution	85,500
Equity loss	(19,537)
Investment balance as of March 31, 2013	$65,863

Naked Edge rents its facilities and the future minimum payments by fiscal year are as follows:

2014	$22,866
2015	23,383
2016	11,786
2017	-
Thereafter	-
Total	$58,035

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

Future minimum lease payments due under the capital lease agreements are as follows for the fiscal years ending March 31:

2014	$29,656
2015	29,656
2016	29,656
2017	15,787
2018	-
Total minimum lease payments	104,755
Less imputed interest	(46,618)
Present value of minimum lease payments	58,137
Less: current maturities of capital lease obligations	10,302
Noncurrent maturities of capital lease obligations	$47,835

Naked edge received consulting services for matters relating to product development, packaging, sales, marketing, distribution, and business management in exchange for 5% of Naked Edge’s net income once Naked Edge generates a net income of $300,000 in any calendar year.

Note 10: Notes Payable – Related Party

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

On March 22, 2013, the Company entered into unsecured promissory notes with each of Joel Arberman and Brendan Vogel, who are officers of the Company. Mr. Arberman loaned the Company $10,400 and Mr. Vogel loaned the Company $10,000. The promissory notes bear no interest or prepayment penalty and are due on May 31, 2013.

On April 9, 2013, the registrant repaid the $10,400 Arberman Promissory Note dated March 22, 2013, the $10,000 Vogel Promissory Note dated March 22, 2013, the $10,000 Sager Promissory Note dated November 26, 2012 and the $10,000 Arberman Promissory Note dated November 26, 2012, since the terms of the notes allowed for it to be paid within fifteen days of the due date no default interest is charged on the March 31, 2013 note.

Note 11: Discontinued Operations

Due to a lack of sufficient revenue that resulted from this business plan, on August 24, 2012, the Company’s Board of Directors determined that it was in the Company’s stockholders best interest to refocus the business activities in a manner which could more fully enhance stockholder value. The Company decided to no longer pursue their online marketplace and cause-marketing services and it ceased all of its operations with respect thereto. Therefore, the revenue in the amount of $3,109 and $5,246 for the year ending March 31, 2013 and 2012, respectively was reclassed to general and administrative expenses. Discontinued operation disclosure was considered however due to the immaterial nature of the balance it was reclassed to expenses.

Note 12: Subsequent Events

March 22, 2013, Mister Goody, Inc. (the “Company”) entered into unsecured promissory notes with each of Joel Arberman and Brendan Vogel, who are officers of the Company. Mr. Arberman loaned the Company $10,400 and Mr. Vogel loaned the Company $10,000. The promissory notes bear no interest or prepayment penalty and are due on May 31, 2013. On March 22, 2013, Mister Goody, Inc. acquired 8% of the Preferred Ownership Interests of The Naked Edge, LLC, by exercising rights granted under an LLC Interest Purchase Agreement dated August 24, 2012. On April 9, 2013, the registrant acquired an additional 25.33% of the Preferred Ownership Interests of its partially owned subsidiary The Naked Edge, LLC by exercising rights granted under the LLC Interest Purchase Agreement dated August 24, 2012. As a result of this acquisition, the registrant now owns 50% of the Common Ownership Interests and 33.33% of the Preferred Ownership Interests of The Naked Edge, LLC, providing for 50% of the voting rights and 40% of the economic rights. $20,400 was contributed before year-end and $64,600 was contributed after year-end therefore, the acquisition of the additional Preferred Ownership Interests of the Naked Edge, LLC is considered a subsequent event.

On April 3, 2013, the Company entered into an unsecured convertible loan agreement and promissory note with Snack Um, LLC, a Florida limited liability company for the amount of $250,000. The note is due on April 3, 2016, but it may be called by the holder upon four months written notice to the registrant at any time after April 3, 2015. The note can be repaid by the registrant at any time with no prepayment penalty upon 14 days written notice. The note provides the holder with 8% interest per annum and the ability to convert part or the entire note into shares of the registrant’s common stock at a fixed price of $0.10 per share.

INDEX TO EXHIBITS

SEC Reference Number	Title of Document

3.1	Articles of Incorporation (Incorporated by reference to Registration Statement on Form S-1 filed on June 16, 2011)
3.2	Bylaws (Incorporated by reference to Registration Statement on Form S-1 filed on June 16, 2011)
10.1	2011 Stock Incentive Plan (Incorporated by reference to Registration Statement on Form S-1 filed on June 16, 2011)
10.2	Consulting Agreement – Joel Arberman (Incorporated by reference to our Report on Form 10-K filed on July 13, 2012.)
10.3	Consulting Agreement – Brendan Vogel (Incorporated by reference to our Report on Form 10-K filed on July 13, 2012.)
14.1	Code of Ethics Code of Ethics (Incorporated by reference to Registration Statement on Form S-1 filed on June 16, 2011)
14.2	LLC Interest Purchase Agreement with Naked Edge (Incorporated by reference to our Report on Form 8-K filed on August, 27 2012.)
14.3	Consulting Agreement with Naked Edge (Incorporated by reference to our Report on Form 8-K filed on August, 27 2012.)
14.4	Consulting Agreement – First Market, LLC (Incorporated by reference to our Report on Form 8-K filed on December 3, 2012.)
14.5	Convertible Loan Agreement And Promissory Note - Snack Um, LLC (Incorporated by reference to our Report on Form 8-K filed on April 9, 2013)
14.6	Form of Related Party Promissory Note (Filed Herewith)
21.0	Subsidiaries (Incorporated by reference to Registration Statement on Form S-1 filed on June 16, 2011)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)
32.1	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith)
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema
101 CAL	XBRL Taxonomy Extension Calculation Linkbase
101 LAB	XBRL Taxonomy Extension Label Linkbase
101 PRE	XBRL Taxonomy Extension Presentation Linkbase
101 DEF	XBRL Taxonomy Extension Definition Linkbase

All other Exhibits called for by Rule 601 of Regulation S-K are not applicable to this filing. Information pertaining to our common stock is contained in our Certificate of Incorporation and By-Laws.