Form 10-Q
period 2013-06-30
Mister Goody, Inc.
filed 2013-08-19
CIK 1515275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 61,518,331 shares of common stock as of August 6, 2013.

Mister Goody, Inc.

ii

PART I – FINANCIAL INFORMATION

MISTER GOODY, INC.

BALANCE SHEETS

	June 30,	March 31,
	2013	2013
	(Unaudited)
Assets

Cash	$87,909	$-
Other current assets	-	-
Total current assets	87,909	-

Equity Investment	124,709	65,863
Total assets	$212,618	$65,863

Liabilities and Stockholders' Equity (Deficit)
Liabilities:
Accounts payable	$29,999	$40,914
Notes Payable– net of unamortized discount of $228,270 and $0	21,430	-
Notes payable - related party	-	40,400
Total current liabilities	51,429	81,314

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 60,573,331 and 60,323,332 shares issued and outstanding as of June 30, 2013 and March 31, 2013, respectively	60,573	60,323
Paid-in capital	713,770	416,415
Accumulated deficit	(613,154)	(492,189)
Total stockholders' equity (deficit)	161,189	(15,451)

Total liabilities and stockholders' equity (deficit)	$212,618	$65,863

The accompanying notes are an integral part of these condensed financial statements.

MISTER GOODY, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2013	2012

Operating expenses:
General and Administrative	(88,782)	(68,637)
Management Services	-	(15,000)
Total operating expenses	(88,782)	(83,637)

Operating loss	(88,782)	(83,637)

Other expense:
Interest expense	(26,429)	-
Equity in loss of unconsolidated affiliate	(5,754)	-
Total other expense	(32,183)	-

Loss before income tax provision	(120,965)	(83,637)
Income tax provision	-	-
Net loss	$(120,965)	$(83,637)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	60,410,369	59,745,495

The accompanying notes are an integral part of these condensed financial statements.

MISTER GOODY, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(120,965)	$(83,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation expense	47,604	48,524
Amortization of debt discount	21,430	-
Equity in losses of unconsolidated affiliate	5,754	-
Change in operating assets and liabilities:
Accounts receivable	-	-
Accounts payable and accrued liabilities	(10,914)	5,000
Net cash used in operating activities	(57,091)	(30,113)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-
Payments on notes payable - related party	(40,400)	-
Proceeds from notes payable	250,000	-
Net cash provided by financing activities	209,600	-

Cash flows from investing activities:
Equity Investment in Naked Edge	(64,600)	-
Net cash used in investing activities	(64,600)	-

Change in cash	87,909	(30,113)

Cash, beginning of period	-	133,804

Cash, end of period	$87,909	$103,691

Interest paid in cash	$5,000	$-

The accompanying notes are an integral part of these condensed financial statements.

MISTER GOODY, INC.

NOTES TO FINANCIAL STATEMENTS
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

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments considered necessary for a fair statement, have been included. The reported results of operations are not necessarily indicative of the results that may be expected for the full year. These condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for year ended March 31, 2013.

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

MISTER GOODY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the condensed financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has established a valuation allowance for all deferred tax assets (consisting of net operating loss carry-forwards and stock compensation) as of June 30, 2013 as it has not determined that such assets are likely to be realized.

Management has conducted an evaluation of the Company's tax positions taken on returns that remain subject to examination and has concluded that there are no uncertain tax positions, as defined in ASC 740, that require recognition or disclosure in the financial statements.

MISTER GOODY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

Note 4: Equity Investment

Background

On August 24, 2012, the Company entered into an agreement with Naked Edge whereby the Company completed the purchase of 50% of Naked Edge Common Units for $65,000. At that time, the Company also received an option to acquire 33.33% of Naked Edge Preferred Units for $85,000 on or before August 24, 2013 (“Option”). The Company exercised the Option for a total of $85,000 during March and April 2013. The Common Units provide the Company with 50% of the voting rights and 20% of the economic rights of Naked Edge and the Preferred Units provide us with an additional 20% of the economic rights of Naked Edge for a total of 40%. The Company has accounted for this investment under the equity method of accounting.

Naked Edge is a Colorado Limited Liability Company organized on January 7, 2011. Naked Edge manufactures and distributes Veggie Go’s, an organic fruit and vegetable snack. The product is made with natural ingredients and no preservatives. Naked Edge produces four blends of Veggie Go’s and they are dairy free, soy free, gluten free and vegan. Naked Edge produces four blends of Veggie Go’s.

Summarized balance sheet information of Naked Edge as of June 30, 2013 is as follows:

Assets
June 30, 2013
Cash	$21,893
Accounts receivable	38,808
Other current assets	6,547
Fixed assets	109,389
Total assets	$176,637

Liabilities and Stockholders' Equity

Current liabilities	31,915
Long term portion of capital leases	53,463
Long term portion of notes payable	20,472
Stockholders' equity	70,787
Total liabilities and stockholders' equity	$176,637

MISTER GOODY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Summarized results of operations for the three months ended June 30, 2013 of Naked Edge are as follows:

2013
Net Revenues	$77,651
Cost of Goods Sold	(40,164)
Gross Profit	37,487
Operating Expenses:
General and Administrative	(51,873)
Total Operating Expenses	(51,873)

Net income (loss)	$(14,386)

Under the equity method of accounting, we record our proportional share of the losses of Naked Edge in which we have invested, up to the amount of our investment. The Company’s investment and equity in losses of Naked Edge is as follows:

Investment balance as of March 31, 2013	$65,863
Equity loss	(5,754)
Investment contribution	64,600
Investment balance as of June 30, 2013	$124,709

Naked Edge rents its facilities and the future minimum payments by fiscal year are as follows:

By fiscal year

2014	$17,218
2015	23,383
2016	11,786
2017	—
Thereafter	—
Total	$52,387

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

MISTER GOODY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

In April 2013, Naked Edge entered into a capital lease for equipment. The cost basis of the equipment is $10,800. The lease term is 48 months and the imputed interest rate is 17%. The lease is secured by the underlying equipment and is guaranteed by Naked Edge’s CEO and President. The monthly lease payment is $313 and there is no prepayment penalty associated with the agreement. Useful life of the leased equipment for depreciation purposes is 48 months.

Future minimum lease payments due under the capital lease agreements are as follows for the fiscal years ending June 30:

2014	24,685
2015	33,417
2016	33,417
2017	19,548
2018	314
Total minimum lease payments	111,381
Less imputed interest	(45,020)
Present value of minimum lease payments	66,361
Less: current maturities of capital lease obligations	12,898
Noncurrent maturities of capital lease obligations	53,463

As of June 30, 2013, there were no related party transactions.

Naked edge received consulting services for matters relating to product development, packaging, sales, marketing, distribution, and business management in exchange for 5% of Naked Edge’s net income once Naked Edge generates a net income of $300,000 in any calendar year.

Note 5: Notes Payable

On April 3, 2013 the Company entered into a convertible loan agreement with Snack Um, LLC whereby it borrowed $250,000. Under terms of the loan, the Company is obligated to pay interest (8% per annum) on a quarterly basis with a term of three years.  At the sole option of Snack Um LLC, all or part of the unpaid principal then outstanding may be converted into shares of common stock of Mister Goody, at any time starting from the day after payment. Snack Um LLC may convert the principal balance outstanding into shares of common stock at a price of $0.10 per share of Mister Goody. Snack Um LLC may convert the entire principal outstanding at any time and may convert part of the principal outstanding in increments of $50,000 or more at any time. Should Snack Um LLC elect to not convert the principal into common shares of Mister Goody then Mister Goody will repay the principal amount outstanding and any outstanding interest on the 3rd year anniversary of receiving the loan. Snack Um LLC may elect to demand repayment with four months of written notice. Notwithstanding the foregoing, Mister Goody shall not be obligated to repay any part of the principal amount outstanding before the 2nd year anniversary of receiving the loan.

The conversion price of the note was below market at the date of issue which created a beneficial conversion feature which was accounted for as debt discount. The discount of $250,000 will be accreted into interest expense over the life of the note.

Note 6: Shareholders’ Equity

On November 29, 2012, the Company executed an agreement with a non-employee for consulting services to be performed. The agreement calls for 83,333 shares of restricted stock to be issued monthly to the non-employee through August 2013, so long as the related agreement has not been terminated by either party. Pursuant to the executed agreement the Company issued 83,333 shares of restricted common stock on April 30, 2013, May 31, 2013, and June 30, 2013. The Company recorded an expense of $16,667 for the April 30, 2013 issuance based on a $0.20 per share fair value of the Company’s stock on the date of issuance. The Company recorded an expense of $12,500 for the May 31, 2013 and June 30, 2013 issuances, based on a $0.15 per share fair value of the Company’s common stock on the date of each respective issuance.

MISTER GOODY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 7: Related Party Transactions

The Company’s shareholders paid $2,175 and $6,377 for Company-related expenses during the three months ended June 30, 2013 and 2012, respectively. Such amounts were repaid to the shareholders as of June 30, 2013 and 2012.

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

Management services

During the three months ended June 30, 2013 and 2012, the Company paid $0 and $15,000, respectively, to individuals for management services rendered to the Company. Some of these individuals were also shareholders of the Company.

Note 8: Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of June 30, 2013.

Note 9: Stock-Based Compensation

On June 7, 2013, the Company executed separate agreements with three non-employees for consulting services to be performed. Each of the three agreements call for 315,000 non-statutory stock options to be issued with an exercise price $0.15 per share. 15,000 shares shall invest immediately and 5,000 shares shall vest each of the first 60 months starting July 1, 2013. No additional shares will vest after the continuous employment with the Company as a consultant is terminated for any reason.

From time to time, the Company grants stock option awards to officers and employees. Such awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Volatility	148-193.8%
Risk-free interest rate	1.03-2.31%
Expected term	5-6.3 years
Forfeiture rate	0-10%
Dividend yield rate	0%

MISTER GOODY, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price. The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110. Stock option awards are expensed on a straight-line basis over the requisite service period. During the three months ended June 30, 2013 and 2012 the Company recognized $5,937 and $48,524 respectively, of compensation expense. Future stock compensation expense will be recognized related to the 945,000 options outstanding at June 30, 2013 at a rate of $5,937 per quarter.

The following summarizes stock option activity for the three months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2013	500,000	$0.10	8.76	$25,000
Granted at market price	945,000	0.15
Exercised	—
Forfeited	—
Outstanding at June 30, 2013	1,445,000	$0.13	9.53
Exercisable	545,000	$0.10	8.86	$25,000

Note 10: Discontinued Operations

Due to a lack of sufficient revenue that resulted from this business plan, on August 24, 2012, the Company’s Board of Directors determined that it was in the Company’s stockholders best interest to refocus the business activities in a manner which could more fully enhance stockholder value. The Company decided to no longer pursue their online marketplace and cause-marketing services and it ceased all of its operations with respect thereto. Therefore, the revenue in the amount of $0 and $3,000 for the three months ended June 30, 2013 and 2012, respectively was reclassed to general and administrative expenses. Discontinued operation disclosure was considered however due to the immaterial nature of the balance it was reclassed to expenses.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2013. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast b We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. This information should also be read in conjunction with our audited historical financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended March, 31, 2013, filed with the Securities and Exchange Commission on July 15, 2013.

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

Principal Products

Mister Goody does not sell any products. Naked Edge manufactures and distributes Veggie Go’s, an organic fruit and vegetable snack. The product is made with natural ingredients and no preservatives. They are dairy free, soy free, gluten free, vegan, non-GMO certified and kosher certified. Naked Edge produces four blends of Veggie Go’s. Mister Goody assists Naked Edge by providing consulting on pricing, packaging, promotions, sales, marketing, distribution, business development and other matters.

Manufacturing

Mister Goody does not manufacture any products. Naked Edge produces Veggie Go’s at its leased facility in Boulder, Colorado. The manufacturing process requires special equipment and trained personnel. As of June 30, 2013, Naked Edge’s production capacity is approximately 80,000 units per month. Mister Goody assists Naked Edge by providing consulting on equipment financing, timing of expansion and other matters.

Distribution

Mister Goody does not distribute any products. Naked Edge’s products are generally sold to distributors who generally sell to natural and organic food retailers, some of which are well-known national chains, as well as smaller regional specialty stores. As of June 30, 2013, Veggie Go’s could be purchased at approximately one hundred and forty four retail locations, one farmer’s market and several websites. Mister Goody assists Naked Edge by making introductions to food distributors, food brokers and food retailers.

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

Employees

As of June 30, 2013, Mister Goody had two consultants and Naked Edge had two employees. The Mister Goody Chief Executive Officer and Vice President of Business Development work for Mister Goody under consulting agreements. The Naked Edge, LLC Chief Executive Officer and President work for Naked Edge under employment agreements.

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

Results of Operations

From the three months ended June 30, 2013:

Revenues: We generated $0 in revenues.

Operating Expenses: Our operating expenses consisted of $88,782 of general and administrative expenses and $0 of management services expenses. $47,604 of our expenses was non-cash stock-based compensation. During the second quarter of fiscal year ending March 31, 2013, it was determined that Joel Arberman and Brendan Vogel would no longer receive monthly management fees.

Equity in Losses of Unconsolidated Affiliate: We incurred losses on our equity investment in Naked Edge of $5,754.

Net Loss: We had a net loss of $120,965 of which $47,604 was non-cash stock-based compensation.

From the three months ended June 30, 2012:

Revenues: We generated $0 in revenues.

Operating Expenses: Our operating expenses consisted of $68,637 of general and administrative expenses and $15,000 of management services expenses. $48,524 of our expenses was non-cash stock-based compensation.

Equity in Losses of Unconsolidated Affiliate: None.

Net Loss: We had a net loss of $83,637 of which $48,524 was non-cash stock-based compensation.

The results of operations for three months ended June 30, 2013 and 2012 are not indicative of the results for any future interim period. During this initial period, we were primarily focused on raising investment capital, recruiting and retaining management, business planning and initial software development.

We expect to considerably increase our operating expenses in the future, particularly expenses in accounting and legal fees.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2013 reflects cash assets of $87,909, other assets of $124,709 and $280,000 in liabilities.

Our cash primarily came from the issuance of a convertible note in April 2013 in which we raised $250,000.

On August 24, 2012, we completed the purchase of 50% of The Naked Edge, LLC (“Naked Edge”) Common Units for $65,000. At that time, we also received an option to acquire 33.33% of Naked Edge Preferred Units for $85,000 on or before August 24, 2013 (“Option”). We exercised the Option for a total of $65,000 during March and April 2013. The Common Units provide the Company with 50% of the voting rights and 20% of the economic rights of Naked Edge and the Preferred Units provide us with an additional 20% of the economic rights of Naked Edge. We recorded $5,754 of net equity in losses of our unconsolidated subsidiary Naked Edge during the three months ended June 30, 2013.

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

In the future, we plan to try and raise additional capital through the issuance of additional shares of common stock or preferred stock. If we issue additional shares of common stock in the future, our then-existing shareholders may face substantial dilution. If we issue preferred stock, we may be obligated to pay a substantial amount of interest which would reduce our cash available for working capital. In addition, holders of preferred stock may be entitled to be paid out of any assets we have in the event of any liquidation, dissolution or winding up of the corporation, before the holders of common stock would be paid anything.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2013 the Company’s disclosure controls and procedures were ineffective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

Not Applicable.

ITEM 1A.

RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Date	Security/Value

April 30, 2013	Common stock – 83,333 shares of common stock for services. The common stock was valued at $16,667.
May 31, 2013	Common stock – 83,333 shares of common stock for services. The common stock was valued at $12,500.
June 7, 2013	Option - 945,000 shares of common stock at $0.15 per share. The option was valued at $139,839 using the Black-Scholes Option Pricing Formula
June 30, 2013	Common stock – 83,333 shares of common stock for services. The common stock was valued at $12,500.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions.  We relied on Section 4(2) of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

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
101

The following financial information from Mister Goody, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Cash Flows; and (iv) the Notes to Condensed Financial Statements.

Filed herewith

———————

*

Incorporated by reference to Form 8-K filed on August 3, 2012.

**

Incorporated by reference to Form 8-K filed on August 27, 2012

***

Incorporated by reference to Form 8-K filed on December 3, 2012

All other Exhibits called for by Rule 601 of Regulation S-K are not applicable to this filing. Information pertaining to our common stock is contained in our Certificate of Incorporation and By-Laws.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 19, 2013.

Mister Goody, Inc. Registrant

By:	/s/ Joel Arberman
Joel Arberman
Principal Executive Officer

By:	/s/ Joel Arberman
Joel Arberman
Principal Executive Officer, Principal Financial Officer