Form 10-Q
period 2013-09-30
Mister Goody, Inc.
filed 2013-11-19
CIK 1515275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 61,773,334 shares of common stock as of November 18, 2013.

Mister Goody, Inc.

ii

PART I – FINANCIAL INFORMATION

MISTER GOODY, INC.

BALANCE SHEETS

	September 30,	March 31,
	2013	2013
	(Unaudited)
Assets

Cash	$118,187	$—
Total current assets	118,187	—

Equity Investment	124,890	65,863
Total assets	$243,077	$65,863

Liabilities and Stockholders' Equity (Deficit)
Liabilities:
Accounts payable	$29,999	$40,914
Notes Payable– net of unamortized discount of $207,152 and $0	42,859	—
Notes payable - related party	—	40,400
Total current liabilities	72,858	81,314

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 61,733,334 and 60,323,332 shares issued and outstanding as of September 30, 2013 and March 31, 2013, respectively	61,772	60,323
Paid-in capital	918,337	416,415
Accumulated deficit	(809,890)	(492,189)
Total stockholders' equity (deficit)	170,219	(15,451)

Total liabilities and stockholders' equity (deficit)	$243,077	$65,863

The accompanying notes are an integral part of these condensed financial statements.

MISTER GOODY, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative	170,488	20,796	259,270	89,433
Management services	—	397	—	15,397
Total operating expenses	170,488	21,193	259,270	104,830

Loss from operations	(170,488)	(21,193)	(259,270)	(104,830)

OTHER INCOME (EXPENSE)
Interest expense	(26,429)	—	(52,858)	—
Equity in income/(loss) from unconsolidated affiliate	181	(4,402)	(5,573)	(4,402)
Total other expense	(26,248)	(4,402)	(58,431)	(4,402)

LOSS BEFORE INCOME TAX PROVISION	(196,736)	(25,595)	(317,701)	(109,232)
Income tax provision	—	—	—	—
NET LOSS	$(196,736)	$(25,595)	$(317,701)	$(109,232)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted-average common shares outstanding, basic and diluted	60,928,949	59,740,000	60,760,600	59,742,732

The accompanying notes are an integral part of these condensed financial statements.

 MISTER GOODY, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(317,701)	$(109,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation expense	153,371	48,524
Amortization of debt discount	42,859	—
Equity in losses of unconsolidated affiliate	5,573	4,402
Change in operating assets and liabilities:
Other current assets	—	20
Accounts payable and accrued liabilities	(10,915)	(2,500)
Net cash used in operating activities	(126,813)	(58,786)

Cash flows from financing activities:
Proceeds from issuance of common stock	100,000	—
Payments on notes payable - related party	(40,400)	—
Proceeds from notes payable	250,000	—
Net cash provided by financing activities	309,600	—

Cash flows from investing activities:
Equity Investment in Naked Edge	(64,600)	(65,000)
Net cash used in investing activities	(64,600)	(65,000)

Change in cash	118,187	(123,786)

Cash, beginning of period	—	133,804

Cash, end of period	$118,187	$10,018

Interest paid in cash	$5,000	$—

The accompanying notes are an integral part of these condensed financial statements.

MISTER GOODY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Organization and Basis of Presentation

Mister Goody, Inc. (the “Company”) is a Florida corporation that was incorporated on March 1, 2011 to develop an online marketplace and cause-marketing services designed to help businesses increase their brand awareness and sales. Due to a lack of sufficient revenue that resulted from this business plan, on August 24, 2012, the Company’s Board of Directors determined that it was in the Company’s stockholders’ best interest to refocus the business activities in a manner which could more fully enhance stockholder value. The Company decided to no longer pursue their online marketplace and cause-marketing services and it ceased all of its operations with respect thereto. On August 24, 2012, the Company acquired 50% of the common units of The Naked Edge, LLC (“Naked Edge”), a Colorado Limited Liability Company along with the option to acquire 33.33% of Naked Edge preferred units for $85,000 on or before August 24, 2013 (“Option”). The common units provided the Company with 50% of the voting rights and 20% of the economic rights of Naked Edge. On April 9, 2013, the Company exercised its Option and acquired 33.33% of the preferred units. As a result of this acquisition, the Company now owns 50% of the Common Ownership Interests and 33.33% of the Preferred Ownership Interests of The Naked Edge, which equates to 50% of the voting rights and 40% of the economic rights of Naked Edge. The Company’s primary business plan is to provide management consulting services to Naked Edge, which is the Company’s sole client. The Company has accounted for this investment under the equity method of accounting.

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

Note 2: Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses and has had negative operating cash flows since inception. The future of the Company is dependent upon future profitable operations and the development of the business plan. The Company expects to raise additional funds via equity offerings; however, no assurances can be given that the Company will obtain access to capital markets in the future or that adequate financing to satisfy the cash requirements of implementing the Company’s business strategies will be available on acceptable terms.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed financial statements do not include any adjustments that might arise from this uncertainty.

Note 3: Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The amount of the difference between the Company’s investment costs and the underlying equity in net assets is treated as goodwill, which is evaluated for impairment on a regular basis.

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

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the condensed financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has established a valuation allowance for all deferred tax assets (consisting of net operating loss carry-forwards and stock compensation) as of September 30, 2013 as it has not determined that such assets are likely to be realized.

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

The Company’s financial instruments consist of cash, accounts payable and notes payable The carrying amount of each of these instruments approximates fair value because of the short-term nature of the item.

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

Summarized balance sheet information of Naked Edge as of September 30, 2013 is as follows:

Assets
September 30, 2013
Cash	$14,843
Accounts receivable	52,828
Other current assets	4,666
Fixed assets	118,365
Total assets	$190,702

Liabilities and Stockholders' Equity

Current liabilities	$52,614
Long term portion of capital leases	49,588
Long term portion of notes payable	17,172
Stockholders' equity	71,328
Total liabilities and stockholders' equity	$190,702

MISTER GOODY, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Summarized results of operations for the three and six months ended September 30, 2013 of Naked Edge are as follows:

	Three months ended September 30, 2013	Six months ended September 30, 2013
Net Revenues	$127,163	$204,815
Cost of Goods Sold	(66,072)	(106,236)
Gross Profit	61,091	98,578
Operating Expenses:
General and Administrative	(60,638)	(112,511)
Total Operating Expenses	(60,638)	(112,511)

Net income (loss)	$453	$(13,933)

Under the equity method of accounting, we record our proportional share of the losses of Naked Edge in which we have invested, up to the amount of our investment. The Company’s investment and equity in losses of Naked Edge is as follows:

Investment balance as of March 31, 2013	$65,863
Equity loss	(5,573)
Investment contribution	64,600
Investment balance as of September 30, 2013	$124,890

Naked Edge rents its facilities and the future minimum payments by fiscal year are as follows:

By fiscal year

2014	$11,597
2015	23,383
2016	11,786
2017	—
Thereafter	—
Total	$46,766

In March 2012, Naked Edge entered into a promissory note in the amount of $10,500. The note has a 5 year term and an annual interest rate of 5% on the unpaid balance. The monthly payments are $198.15 including interest.

In November 2012, Naked Edge entered into a promissory note in the amount of $20,000. The note has a 5 year term and an annual interest rate of 5% on the unpaid balance. The monthly payments are $377.42 including interest.

In September 2013, Naked Edge entered into a promissory note in the amount of $15,000. The note is due March 15, 2014 and an annual interest rate of 5% on the unpaid balance. The monthly payments are $2,562, including interest.

In November 2012, Naked Edge entered into two financing agreements for the purchase of equipment. The cost basis for the two pieces of equipment totals $52,192. The term of both financing agreements range is 48 months and interest rates range from 32% to 41%. The agreements are secured by the respective underlying equipment and are guaranteed by either Naked Edge’s CEO or Naked Edge’s CEO and President. Monthly payments range from $893 to $1,200 and there is no prepayment penalties associated with these agreements. Useful life of equipment is 48 months

In November 2012, Naked Edge entered into a capital lease for equipment. The cost basis of the equipment is $9,099. The lease term is 44 months and the imputed interest rate is 37%. The lease is secured by the underlying equipment and is guaranteed by Naked Edge’s CEO and President. The monthly lease payment is $378 and there is no prepayment penalty associated with the agreement. Useful life of the leased equipment for depreciation purposes is 44 months.

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

Future minimum lease payments due under the capital lease agreements are as follows for the fiscal years ending as of September 30, 2013:

2014	$16,709
2015	33,417
2016	33,417
2017	19,548
2018	186
Total minimum lease payments	103,277
Less imputed interest	(39,742)
Present value of minimum lease payments	63,535
Less: current maturities of capital lease obligations	(13,947)
Noncurrent maturities of capital lease obligations	$49,588

As of September 30, 2013, there were no related party transactions.

Naked Edge receives consulting services for matters relating to product development, packaging, sales, marketing, distribution, and business management in exchange for 5% of Naked Edge’s net income once Naked Edge generates a net income of $300,000 in any calendar year.

Note 5: Notes Payable

On April 3, 2013 the Company entered into a convertible loan agreement with Snack Um, LLC whereby it borrowed $250,000. Under terms of the loan, the Company is obligated to pay interest (8% per annum) on a quarterly basis with a term of three years.  At the sole option of Snack Um LLC, all or part of the unpaid principal then outstanding may be converted into shares of common stock of Mister Goody, at any time starting from the day after payment. Snack Um LLC may convert the principal balance outstanding into 2,500,000 shares of common stock at a price of $0.10 per share of Mister Goody. Snack Um LLC may convert the entire principal outstanding at any time and may convert part of the principal outstanding in increments of $50,000 or more at any time. Should Snack Um LLC elect to not convert the principal into common shares of Mister Goody, Mister Goody will repay the principal amount outstanding and any outstanding interest on the 3rd year anniversary of receiving the loan, Mister Goody shall not be obligated to repay any part of the principal amount outstanding before the 2nd year anniversary of receiving the loan, with four months of written notice

The conversion price of the note was below market at the date of issue which created a beneficial conversion feature which was accounted for as debt discount. The discount of $250,000 will be accreted into interest expense over the life of the note.  For the six months ended September 30, 2013, the Company recorded $42,859 of interest expense related to the amortization of debt discount.

Note 6: Shareholders’ Equity

On September 6, 2013, the Company issued 833,334 shares of common stock for $100,000.

On September 12, 2013, the Company entered into a one-year agreement with a non-employee for consulting services to be performed.  The agreement called for the issuance of 200,000 shares immediately and $7,500 per month for the first three month period; $50,000 (measured on December 12, 2013) of common stock and $7,500 per month for the second three month period; $50,000 of common stock (measured on March 12, 2014) and $7,500 per month for the third three month period and $50,000 of common stock (measured on June 12, 2014) and $7,500 for the fourth three month period.  The Company issued 200,000 shares of common stock and estimated the fair market value on issuance date at $0.25 per share and recorded $50,000 in stock based compensation.

MISTER GOODY, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

On November 29, 2012, the Company executed an agreement with a non-employee for consulting services to be performed. The agreement calls for a signing bonus of $100,000 payable through the issuance of a total of 1,000,000 shares issuable under the following time lines – (1) 250,000 immediately upon signing of the agreement and (2) 750,000 shares payable through monthly issuances of   83,333 shares of restricted stock through August 2013, so long as the related agreement has not been terminated by either party. Pursuant to the executed agreement the Company issued 83,333 shares of restricted common stock monthly through August 31, 2013.   For the six months ended September 30, 2013 the Company issued 416,668 shares of its common stock and recorded an expense of $83,334 based on a fair value of the Company’s stock ranging from $0.15 - $0.25 per share.

Note 7: Related Party Transactions

The Company’s shareholders paid $2,175 and $6,377 for Company-related expenses during the six months ended September 30, 2013 and 2012, respectively. Such amounts were repaid to the shareholders as of September 30, 2013 and 2012.

On November 26, 2012 the Company entered into a promissory note whereby it borrowed $10,000 from a member of the Company’s board of directors. Under the terms of the unsecured promissory note, the Company is obligated to pay one lump sum of principal and no interest on March 31, 2013.

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

On April 9, 2013, the registrant repaid the $10,400 Arberman Promissory Note dated March 22, 2013, the $10,000 Vogel Promissory Note dated March 22, 2013, the $10,000 Sager Promissory Note dated November 26, 2012 and the $10,000 Arberman Promissory Note dated November 26, 2012, since the terms of the notes allowed for it to be paid within fifteen days of the due date no default interest is charged on the March 31, 2013 notes.

Management services

During the six months ended September 30, 2013 and 2012, the Company paid $0 and $15,397, respectively, to individuals for management services rendered to the Company. Some of these individuals were also shareholders of the Company.

Note 8: Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of September 30, 2013.

Note 9: Stock-Based Compensation

On August 26, 2013 and September 11, 2013, the Company executed separate agreements with two non-employees for consulting services to be performed.  Each of the agreements call for 315,000 non-statutory stock options to be issued with an exercise price of $0.15 per share.  Under each agreement, 15,000 shares vest immediately, and 5,000 shares shall vest each of the first 60 months starting October 1, 2013.  No additional shares will vest after the continuous employment with the Company as a consultant is terminated for any reason.  During the period ended September 30, 2013, the Company recorded $7.440 as stock based compensation related to the fair market value of options vested immediately.

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

MISTER GOODY, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

From time to time, the Company grants stock option awards to officers and employees. Such awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Volatility	148-193.8%
Risk-free interest rate	1.03-2.31%
Expected term	5-7.5 years
Forfeiture rate	0-10%
Dividend yield rate	0%

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price. The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110. Stock option awards are expensed on a straight-line basis over the requisite service period. During the six months ended September 30, 2013 and 2012 the Company recognized $20,036 and $48,524 respectively, of compensation expense. Unamortized compensation expense related to the 1,575,000 options outstanding at September 30, 2013 is $274,540

The following summarizes stock option activity for the three months ended September 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2013	500,000	$0.04	8.51	$50,000
Granted	1,575,000	0.11	9.79	157,500
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2013	2,075,000	$0.15	9.48	$207,500
Exercisable	620,000	$0.15	8.75	$62,000

Note 10: Discontinued Operations

Due to a lack of sufficient revenue that resulted from this business plan, on August 24, 2012, the Company’s Board of Directors determined that it was in the Company’s stockholders best interest to refocus the business activities in a manner which could more fully enhance stockholder value. The Company decided to no longer pursue their online marketplace and cause-marketing services and it ceased all of its operations with respect thereto. Therefore, the revenue in the amount of $0 and $3,109 for the six months ended September 30, 2013 and 2012, respectively was reclassed to general and administrative expenses. Discontinued operation disclosure was considered however due to the immaterial nature of the balance, it was reclassed to expenses.

Note 11: Subsequent Events

Management has evaluated all events occurring through the date of issuance, and no events are disclosed.

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

Manufacturing

Mister Goody does not manufacture any products. Naked Edge produces Veggie Go’s at its leased facility in Boulder, Colorado. The manufacturing process requires special equipment and trained personnel. As of September 30, 2013, Naked Edge’s production capacity is approximately 80,000 units per month. Mister Goody assists Naked Edge by providing consulting on equipment financing, timing of expansion and other matters.

Naked Edge entered into an agreement with Natural Food Works, LLC, a Colorado limited liability company, to produce and package products for Naked Edge starting in November 2013 and will be paid all direct and indirect costs incurred plus a margin, as compensation for its services.

Distribution

Mister Goody does not distribute any products. Naked Edge’s products are generally sold to distributors who generally sell to natural and organic food retailers, some of which are well-known national chains, as well as smaller regional specialty stores. As of September 30, 2013, Veggie Go’s could be purchased at approximately six  hundred retail locations, one farmer’s market and several websites. Mister Goody assists Naked Edge by making introductions to food distributors, food brokers and food retailers.

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

Employees

As of September 30, 2013, Mister Goody had eight consultants and Naked Edge had two employees. The Mister Goody Chief Executive Officer and Vice President of Business Development work for Mister Goody under consulting agreements. The Naked Edge, LLC Chief Executive Officer and President work for Naked Edge under employment agreements.

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

First Market, LLC

On November 29, 2012, the Company executed an agreement with a non-employee for consulting services to be performed. The agreement calls for a signing bonus of $100,000 payable through the issuance of a total of 1,000,000 shares issuable under the following time lines – (1) 250,000 immediately upon signing of the agreement and (2) 750,000 shares payable through monthly issuances of 83,333 shares of restricted stock through August 2013, so long as the related agreement has not been terminated by either party. The Company issued 83,333 shares of restricted common stock monthly through August 31, 2013.   For the six months ended September 30, 2013 the Company issued 416,668 shares of its common stock and recorded an expense of $83,334, based on a fair value of the Company’s stock ranging from $0.15 - $0.25 per share.

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

Results of Operations

From the three and six months ended September 30, 2013:

Revenues: We generated $0 in revenues.

Operating Expenses: Our operating expenses consisted of $170,488 and $259,270 respectively of general and administrative expenses and $0 of management services expenses. $105,767 and $153,371of our expenses was non-cash stock-based compensation.

Interest Expense: Our interest expenses consisted of $26,429 and $52,858, respectively.

Equity in Income of Unconsolidated Affiliate: We incurred a gain on our equity investment in Naked Edge of $181 and a loss of $5,573 for the three and six months ended September 30, 2013.

Net Loss: We had a net loss of $196,736 and $317,701 respectively, of which $105,767 and $153,371 respectively was non-cash stock-based compensation.

From the three and six months ended September 30, 2012:

Revenues: We generated $0 in revenues.

Operating Expenses: Our operating expenses consisted of $20,796 and 89,433 respectively of general and administrative expenses and $397 and $15,397, respectively, of management services expenses. $0 and $48,524 respectively of our expenses was non-cash stock-based compensation.

Equity in Losses of Unconsolidated Affiliate: We incurred losses on our equity investment in Naked Edge of $4,402 and $4,402 respectively.

Net Loss: We had a net loss of $25,595 and $109,232, respectively of which $0 and $48,524 respectively was non-cash stock-based compensation.

The results of operations for three months ended September 30, 2013 and 2012 are not indicative of the results for any future interim period. During this initial period, we were primarily focused on raising investment capital, recruiting and retaining management, business planning and initial software development.

We expect to considerably increase our operating expenses in the future, particularly expenses in accounting and legal fees.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2013 reflects cash assets of $118,187, other assets of $124,890 and $72,858 in liabilities.

Our cash primarily came from the issuance of a convertible note in April 2013 in which we raised $250,000 and an equity private placement in September 2013 in which we raised $100,000.

On August 24, 2012, we completed the purchase of 50% of The Naked Edge, LLC (“Naked Edge”) Common Units for $65,000. At that time, we also received an option to acquire 33.33% of Naked Edge Preferred Units for $85,000 on or before August 24, 2013 (“Option”). We exercised the Option for a total of $85,000 during March and April 2013. The Common Units provide the Company with 50% of the voting rights and 20% of the economic rights of Naked Edge and the Preferred Units provide us with an additional 20% of the economic rights of Naked Edge. We recorded $5,573 of net equity in losses of our unconsolidated subsidiary Naked Edge during the six months ended September 30, 2013.

Over the next 12 months, we anticipate needing approximately $60,000 for accounting, legal, interest payments and working capital. We will utilize the cash currently held by the company to pay such expenses.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2013 the Company’s disclosure controls and procedures were ineffective, To mitigate the infectiveness, the Company engages a consultant to assist with the preparation of the financial statements in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

Not Applicable.

ITEM 1A.

RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Date	Security/Value

April 30, 2013	Common stock – 83,333 shares of common stock for services. The common stock was valued at $16,667.
May 31, 2013	Common stock – 83,333 shares of common stock for services. The common stock was valued at $12,500.
June 7, 2013	Option - 945,000 shares of common stock at $0.15 per share. The option was valued at $139,839 using the Black-Scholes Option Pricing Formula
June 30, 2013	Common stock – 83,333 shares of common stock for services. The common stock was valued at $12,500.
September 6, 2013	Common stock – 833,334 shares of common stock for $100,000.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions.  We relied on Section 4(2) of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

Not Applicable.

ITEM 6.

EXHIBITS.

SEC Reference Number	Title of Document	Location

10.1	Arberman Amendment to Consulting Agreement dated August 2, 2012	*
10.2	Vogel Amendment to Consulting Agreement dated August 2, 2012	*
10.3	Naked Edge LLC Purchase Agreement dated August 24, 2012	**
10.4	First Market LLC Consulting Agreement dated November 29, 2012	***
10.5	Co-Pack Agreement	****
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
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

****

Incorporated by reference to Form 8-K filed on October 15, 2013

All other Exhibits called for by Rule 601 of Regulation S-K are not applicable to this filing. Information pertaining to our common stock is contained in our Certificate of Incorporation and By-Laws.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 18, 2013.

Mister Goody, Inc. Registrant

By:	/s/ Joel Arberman
Joel Arberman
Principal Executive Officer

By:	/s/ Joel Arberman
Joel Arberman
Principal Executive Officer, Principal Financial Officer