Form 10-Q
period 2013-12-31
Mister Goody, Inc.
filed 2014-02-19
CIK 1515275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31,2013
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,823,334 shares of common stock as of  February 17, 2014.

Mister Goody, Inc.

ii

PART I – FINANCIAL INFORMATION

MISTER GOODY, INC.

CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2013	2013
	(Unaudited)
Assets

Cash	$85,907	$—
Other current assets	—	—
Total current assets	85,907	—

Equity Investment	119,065	65,863
Total assets	$204,973	$65,863

Liabilities and Stockholders' Equity (Deficit)
Liabilities:
Accounts payable	$—	$40,914
Notes Payable– net of unamortized discount of $185,892 and $0	64,108	—
Notes payable - related party	—	40,400
Total current liabilities	64,108	81,314

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 61,023,334 and 60,323,332 shares issued and outstanding as of December 31, 2013 and March 31, 2013, respectively	61,022	60,323
Paid-in capital	907,746	416,415
Accumulated deficit	(827,903)	(492,189)
Total stockholders' equity (deficit)	140,865	(15,451)

Total liabilities and stockholders' equity (deficit)	$204,973	$65,863

The accompanying notes are an integral part of these condensed financial statements.

MISTER GOODY, INC.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

NET REVENUES	$—	$—	$—	$3,109

OPERATING EXPENSES:
General and administrative	(14,061)	76,977	245,209	169,519
Management services	—		—	15,397
Total operating expenses	(14,061)	76,977	245,209	184,916

Income (Loss) from operations	14,061	(76,977)	(245,209)	(181,807)

OTHER INCOME (EXPENSE)
Interest expense	(26,249)		(79,107)
Equity in income/(loss) from unconsolidated affiliate	(5,825)	(4,254)	(11,398)	(8,656)
Total other expense	(32,074)	(4,254)	(90,505)	(8,656)

LOSS BEFORE INCOME TAX PROVISION	(18,013)	(81,231)	(335,714)	(190,463)
Income tax provision	—
NET LOSS	$(18,013)	$(81,231)	$(335,714)	$(190,463)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted-average common shares outstanding, basic and diluted	61,488,008	59,830,580	60,944,060	59,772,121

The accompanying notes are an integral part of these condensed financial statements.

 MISTER GOODY, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(335,714)	$(190,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation expense	160,030	98,524
Amortization of debt discount	64,108	—
Equity in losses of unconsolidated affiliate	11,398	8,656
Change in operating assets and liabilities:
Accounts receivable	—	—
Other current assets	—	20
Accounts payable and accrued liabilities	(40,915)	(2,500)
Net cash used in operating activities	(141,093)	(85,763)

Cash flows from financing activities:
Proceeds from issuance of common stock	100,000	—
Payment to Common Shareholder to retire common stock	(18,000)	—
Payments on notes payable - related party	(40,400)	—
Proceeds from notes payable	250,000	20,000
Net cash provided by financing activities	291,600	20,000

Cash flows from investing activities:
Equity Investment in Naked Edge	(64,600)	(65,000)
Net cash used in investing activities	(64,600)	(65,000)

Change in cash	85,907	(130,763)

Cash, beginning of period	—	133,804

Cash, end of period	$85,907	$3,041

Interest paid in cash	$15,000	$—

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

Note 3: Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

MISTER GOODY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the condensed financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has established a valuation allowance for all deferred tax assets (consisting of net operating loss carry-forwards and stock compensation) as of December 31, 2013 as it has not determined that such assets are likely to be realized.

Management has conducted an evaluation of the Company's tax positions taken on returns that remain subject to examination and has concluded that there are no uncertain tax positions, as defined in ASC 740, that require recognition or disclosure in the financial statements.

MISTER GOODY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
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

The Company’s financial instruments consist of cash , accounts payable and convertible note payable. The carrying amount of each of these instruments approximates fair value because of the short-term nature of the item.

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

Summarized balance sheet information of Naked Edge as of December 31, 2013 is as follows:

Assets
December 31, 2013
Cash	$15,363
Accounts receivable	29,768
Other current assets	4,666
Fixed assets	123,837
Total assets	$173,634

Liabilities and Stockholders' Equity

Current liabilities	$53,662
Long term portion of capital leases	46,056
Long term portion of notes payable	17,150
Stockholders' equity	56,766
Total liabilities and stockholders' equity	$173,634

MISTER GOODY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Summarized results of operations for the three and nine months ended December 31, 2013 of Naked Edge are as follows:

	Three months ended December 31, 2013	Nine months ended December 31, 2013
Net Revenues	$119,701	$324,515
Cost of Goods Sold	(84,257)	(190,493)
Gross Profit	35,444	134,022
Operating Expenses:
General and Administrative	(56,006)	(162,517)
Total Operating Expenses	(56,006)	(162,517)

Net loss	$(14,562)	$(28,495)

Under the equity method of accounting, we record our proportional share of the losses of Naked Edge in which we have invested, up to the amount of our investment. The Company’s investment and equity in losses of Naked Edge is as follows:

Investment balance as of March 31, 2013	$65,863
Equity loss	(11,398)
Investment contribution	64,600
Investment balance as of December 31, 2013	$119,065

Naked Edge rents its facilities and the future minimum payments by fiscal year are as follows:

By fiscal year

2014	$5,798
2015	23,383
2016	11,786
2017	—
Thereafter	—
Total	$40,967

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

In September 2013, Naked Edge entered into a promissory note in the amount of $15,000. The note is due March 15, 2013and an annual interest rate of 5% on the unpaid balance. The monthly payments are $2,562, including interest.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Future minimum lease payments due under the capital lease agreements are as follows for the fiscal years ending December 31:

2014	$9,295
2015	33,417
2016	33,417
2017	19,548
2018	314
Total minimum lease payments	$95,991
Less imputed interest	(34,879)
Present value of minimum lease payments	61,112
Less: current maturities of capital lease obligations	15,056
Noncurrent maturities of capital lease obligations	$46,056

As of December 31, 2013, there were no related party transactions.

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

The conversion price of the note was below market at the date of issue which created a beneficial conversion feature which was accounted for as debt discount. The discount of $250,000 will be accreted into interest expense over the life of the note.  For the nine months ended December 31, 2013, the Company recorded $64,287 of interest expense related to the amortization of debt discount.

Note 6: Shareholders’ Equity

On September 6, 2013, the Company issued 833,334 shares of common stock for $100,000.

On September 12, 2013, the Company entered into a one-year agreement with a non-employee for consulting services to be performed.  The agreement called for the issuance of 200,000 shares immediately and $7,500 per month for the first three month period; $50,000 (measured on December 12, 2013) of common stock and $7,500 per month for the second three month period; $50,000 of common stock (measured on March 12, 2014) and $7,500 per month for the third three month period and $50,000 of common stock (measured on June 12, 2014) and $7,500 for the fourth three month period.  The Company issued 200,000 shares of common stock and estimated the fair market value on issuance date at $0.25 per share and recorded $50,000 in stock based compensation. Services and obligations were cancelled upon notice to the company per agreement and the shares were returned in January 2014 for no further compensation.

MISTER GOODY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On November 29, 2012, the Company executed an agreement with a non-employee for consulting services to be performed. The agreement calls for 83,333 shares of restricted stock to be issued monthly to the non-employee through August 2013, so long as the related agreement has not been terminated by either party. Pursuant to the executed agreement the Company issued 83,333 shares of restricted common stock monthly through August 31, 2013.   For the six months ended September 30, 2013 the Company issued 416,668 shares of its common stock and recorded an expense of $89,272, based on a fair value of the Company’s stock ranging from $0.15 - $0.25 per share.  This agreement was terminated effective September 10, 2013 and 750,000 shares were returned for consideration of $18,000 with no further obligation. In addition to the termination of the agreement, accrued consulting fees of $30,000 were reversed and adjusted in general and administrative expenses.

Note 7: Related Party Transactions

The Company’s shareholders paid $6,953 and $9,285 for Company-related expenses during the nine months ended December 31, 2013 and 2012, respectively. Such amounts were repaid to the shareholders as of December 31, 2013 and 2012.

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

Management services

During the nine months ended December 31, 2013 and 2012, the Company paid $0 and $15,397, respectively, to individuals for management services rendered to the Company. Some of these individuals were also shareholders of the Company.

Note 8: Commitments and Contingencies

Litigation

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of December 31, 2013.

Note 9: Stock-Based Compensation

On August 26, 2013 and September 11, 2013, the Company executed separate agreements with three non-employees for consulting services to be performed. Each of the agreements call for 315,000 non-statutory stock options to be issued with an exercise price of $0.15 per share. Under each agreement, 15,000 shares vest immediately, and 5,000 shares shall vest each of the first 60 months starting October 1, 2013. No additional shares will be vested after the continuous employment with the Company if a consultant is terminated for any reason.  During the nine months ended December 31, 2013, the Company recorded $26,696 as stock based compensation related to the fair market value of options vested immediately.

MISTER GOODY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On June 7, 2013, the Company executed separate agreements with three non-employees for consulting services to be performed. Each of the three agreements call for 315,000 non-statutory stock options to be issued with an exercise price $0.15 per share. 15,000 shares shall invest immediately and 5,000 shares shall vest each of the first 60 months starting July 1, 2013. No additional shares will be vested after the continuous employment with the Company if a consultant is terminated for any reason.

From time to time, the Company grants stock option awards to officers and employees. Such awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

Volatility	148-193.8%
Risk-free interest rate	1.03-2.31%
Expected term	5-7.5 years
Forfeiture rate	0-10%
Dividend yield rate	0%

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price. The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110. Stock option awards are expensed on a straight-line basis over the requisite service period. During the nine months ended December 31, 2013 and 2012 the Company recognized $26,696 and $48,524 respectively, of compensation expense. Unamortized compensation expense related to the 1,575,000 options outstanding at December 31, 2013 is $275,521.

The following summarizes stock option activity for the nine months ended December 31, 2014

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2013	500,000	$0.04	8.61	$0
Granted	1,575,000	0.11	9.23	0
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at December 31	2,075,000	$0.15	9.23	$0
Exercisable	695,000	$0.15	8.61	$0

Note 10: Discontinued Operations

Due to a lack of sufficient revenue that resulted from this business plan, on August 24, 2012, the Company’s Board of Directors determined that it was in the Company’s stockholders best interest to refocus the business activities in a manner which could more fully enhance stockholder value. The Company decided to no longer pursue their online marketplace and cause-marketing services and it ceased all of its operations with respect thereto. Therefore, the revenue in the amount of $0 and $3,109 for the nine months ended December 31, 2013 and 2012, respectively was reclassified to general and administrative expenses. Discontinued operation disclosure was considered however due to the immaterial nature of the balance it was reclassified to expenses.

Note 11: Subsequent Events

On January 21, 2014, a consultant agreed to return 200,000 common shares of the Company that were issued in September 2013 as part of the consulting agreement. No further obligation was required as part of the cancellation of the agreement.

On January 22, 2014, Naked Edge entered into a loan agreement with Whole Foods Market Services, Inc. whereby it borrowed $56,065 for the sole purpose of purchasing equipment and materials. Under the terms of the loan, Naked Edge is obligated to pay an interest rate of 4.7% per annum, to accrue daily interest, with a term of five years and expiring in February 1, 2019.  First monthly principal and interest as defined in the loan agreement are payable on March 1, 2014.

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

Manufacturing

Mister Goody does not manufacture any products. Naked Edge produces Veggie Go’s at its leased facility in Boulder, Colorado. The manufacturing process requires special equipment and trained personnel. As of December 31, 2013, Naked Edge’s production capacity is approximately 80,000 units per month. Mister Goody assists Naked Edge by providing consulting on equipment financing, timing of expansion and other matters.

Naked Edge entered into an agreement with Natural Food Works, LLC, a Colorado limited liability company, to produce and package products for Naked Edge. Natural Food Works, LLC began manufacturing for Naked Edge in February 2014 and will be paid all direct and indirect costs incurred plus a margin, as compensation for its services.

Distribution

Mister Goody does not distribute any products. Naked Edge’s products are generally sold to distributors who generally sell to natural and organic food retailers, some of which are well-known national chains, as well as smaller regional specialty stores. As of December 31, 2013, Veggie Go’s could be purchased at approximately six hundred retail locations, one farmer’s market and several websites. Mister Goody assists Naked Edge by making introductions to food distributors, food brokers and food retailers.

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

Employees

As of December 31, 2013, Mister Goody had Six consultants and Naked Edge had four employees. The Mister Goody Chief Executive Officer and Vice President of Business Development work for Mister Goody under consulting agreements. The Naked Edge, LLC Chief Executive Officer and President work for Naked Edge under employment agreements.

Mister Goody and Naked Edge utilize independent contractors in an effort to build and operate its business cost-effectively. We believe the use of non-salaried personnel allows us to expend its capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees.

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

First Market, LLC

On November 29, 2012 we entered into a consulting agreement with First Market, LLC (“First Market”), pursuant to which First Market is paid $10,000 per month plus 1,000,000 shares of common stock for management consulting, business advisory, strategic planning and public relations services. This agreement was subsequently terminated and 750,000 shares of common previously issued to them were returned for consideration of $18,000 with no further obligations. In addition to the termination of the agreement, accrued consulting fees of $30,000 was reversed and adjusted in general and administrative expenses.

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

Results of Operations

From the three and nine months ended December 31, 2013:

Revenues: We generated $0 in revenues for the three and nine months ended December 31, 2013.

Operating Expenses: Our operating expenses consisted of $44,061 of general and administrative expenses and release of obligation of already accrued consulting fees of ($30,000) and $0 of management services expenses $6,659of our expenses was non-cash stock-based compensation for the three months ended December 31,2013. Operating Expenses consisted of $ 245,209 of General and administrative expenses, of which $160,029 was non-cash stock based compensation for the nine months ended December 31, 2013.

Interest Expense: Our interest expenses consisted of $26,429 for the three months ended and $79,108 for the nine months ended December 31, 2013.

Equity in Income of Unconsolidated Affiliate: We incurred losses on our equity investment in Naked Edge of $5,825 and $11,398 for the three months and nine months ended December 31, 2013, respectively. Net Loss: We incurred  a net loss of $18,013 for the three months ended December 31, 2013  of which $6,659 was non-cash stock-based compensation. Net Loss for the Nine Months ended was $ 335,714, of which $19,256 was non cash stock-based compensation.

From the three months and nine months ended December 31, 2012:

Revenues: We generated $0 and $3,109 respectively in revenues.

Operating Expenses: Our operating expenses consisted of $76,977 and $169,519 of general and administrative expenses and $ -0-  and $15,397, respectively, of management services expenses. $ 50,000  and $98,524, respectively, of our general and administrative expenses was non-cash stock-based compensation.$26,977 and $70,995, respectively, of our general and administrative expenses were software development, telecommunications, internet access, internet server hosting, office supplies and other expenses complying with our obligations as reporting issuer and trading of our securities. During the second fiscal quarter of the fiscal year ending March 31, 2013, it was determined that Joel Arberman and Brendan Vogel would no longer receive monthly management fees.

Equity in Losses of Unconsolidated Affiliate: We incurred losses on our equity investment in Naked Edge of $4,256 and $8,656 for the three and nine months ended December 31, 2012.

Net Loss: We had a net loss of $81,231 and $190,463, respectively, of which $50,000 and $98,524, respectively, was non-cash stock-based compensation.

The results of operations for three months ended December 31, 2013 and 2012 are not indicative of the results for any future interim period. During this initial period, we were primarily focused on raising investment capital, recruiting and retaining management, business planning and initial software development.

We expect to considerably increase our operating expenses in the future, particularly expenses in accounting and legal fees.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2013 reflects cash assets of $85,907, other assets of $119,065 and $64,108 in liabilities.

Our cash primarily came from the issuance of a convertible note in April 2013 in which we raised $250,000 and an equity private placement in September 2013 in which we raised $100,000.

On August 24, 2012, we completed the purchase of 50% of The Naked Edge, LLC (“Naked Edge”) Common Units for $65,000. At that time, we also received an option to acquire 33.33% of Naked Edge Preferred Units for $85,000 on or before August 24, 2013 (“Option”). We exercised the Option for a total of $65,000 during March and April 2013. The Common Units provide the Company with 50% of the voting rights and 20% of the economic rights of Naked Edge and the Preferred Units provide us with an additional 20% of the economic rights of Naked Edge. We recorded $11,398 of net loss in our equity investment in Naked Edge for the nine months ended December 31, 2013.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2013.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2013 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.

OTHER INFORMATION.

Not Applicable.

ITEM 6.

EXHIBITS.

SEC Reference Number	Title of Document	Location

10.1	Arberman Amendment to Consulting Agreement dated August 2, 2012	*
10.2	Vogel Amendment to Consulting Agreement dated August 2, 2012	*
10.3	Naked Edge LLC Purchase Agreement dated August 24, 2012	**
10.4	First Market LLC Consulting Agreement dated November 29, 2012	***
10.5	Co-Pack Agreement	****
10.6	Addendum to First Market Consulting Agreement November 27,2013	*****
10.7	Mutual General Release Christopher Brainard November 27,2013	*****
10.8	Exchange Agreement Fist Market, LLC. November 22,2013	*****
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
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

****

Incorporated by reference to Form 8-K filed on December 3, 2014

All other Exhibits called for by Rule 601 of Regulation S-K are not applicable to this filing. Information pertaining to our common stock is contained in our Certificate of Incorporation and By-Laws.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 18, 2014.

Mister Goody, Inc. Registrant

By:	/s/ Joel Arberman
Joel Arberman
Principal Executive Officer

By:	/s/ Joel Arberman
Joel Arberman
Principal Executive Officer, Principal Financial Officer