Form 10-K
period 2014-03-31
Mister Goody, Inc.
filed 2014-07-15
CIK 1515275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $146,467 as of June 30, 2014 (7,323,334 shares at $0.02 per share).

As of July 15, 2014, there were 60,823,334 outstanding shares of the registrant’s common stock, $.001 par value.

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

Principal Services

Mister Goody provides management consulting services to Naked Edge, which is its sole client. Mister Goody’s services include consulting on matters relating to Naked Edge’s product development, packaging, sales, marketing, distribution and business management. Pursuant to a written agreement, in exchange for our consulting services, Naked Edge pays the Company a fee of 5% of its net-income during any calendar year that Naked Edge generates net-income of at least $300,000. Naked Edge did not meet this threshold during calendar year 2013 and as a result, we received no management consulting fee revenue from Naked Edge during our fiscal year ended March 31, 2014. We presently have no other sources of income, and do not contemplate obtaining income from any other sources in the near future other than Naked Edge, if and when it meets the $300,000 net income threshold. Our future success is entirely dependent on the future success of Naked Edge.

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

Manufacturing

Mister Goody does not manufacture any products. Naked Edge entered into an agreement with Natural Food Works, LLC, a Colorado limited liability company, to produce and package products for Naked Edge. Natural Food Works, LLC began manufacturing for Naked Edge in February 2014 and will be paid all direct and indirect costs incurred plus a margin, as compensation for its services.. Mister Goody assists Naked Edge by providing consulting on equipment financing, timing of expansion and other matters.

Distribution

Mister Goody does not distribute any products. Naked Edge’s products are generally sold to distributors who generally sell to natural and organic food retailers, some of which are well-known national chains, as well as smaller regional specialty stores. As of March 31, 2014, Veggie Go’s could be purchased at hundreds of  retail locations, one farmer’s market and several websites. Mister Goody assists Naked Edge by making introductions to food distributors, food brokers and food retailers.

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

Employees

As of March 31, 2014, Mister Goody had two consultants and Naked Edge had two employees. The Mister Goody Chief Executive Officer and Vice President of Business Development works for Mister Goody under consulting agreements. The Naked Edge, LLC Chief Executive Officer and President work for Naked Edge under employment agreements.

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

Snack Um, LLC

On April 3, 2013 we entered into a convertible loan agreement and promissory note with Snack Um, LLC. The note is due on April 3, 2016, but it may be called by the holder upon four months written notice to the registrant at any time after April 3, 2015. We can repay the note at any time with no prepayment penalty upon 14 days written notice. The note provides Snack Um, LLC with 8% interest per annum and the ability to convert part or the entire note into shares of our common stock at a fixed price of $0.10 per share at any time with a 30 day notice in writing.

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

We do not have sufficient capital to repay $250,000 in debt which may become due on April 3, 2015, which may affect our ability to survive.

We do not have sufficient capital to repay $250,000 in debt which may become due on April 3, 2015. The only cash currently available to us is the cash in our bank account. We have no lines of credit or other sources of capital. The availability of additional funding is subject to credit, economic, market and legal constraints. No guarantees that any additional financing can be obtained are possible. Even if financing is available, it may not be available on terms we find favorable. Our failure to raise additional funds if needed in the future will adversely affect our business operations, which may require us to suspend our operations and lead you to lose your entire investment.

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

Since inception to March 31, 2014, we have incurred a net loss of $850,948. We are expecting losses over the next 12 months because we do not have any significant revenues to offset the expenses associated with the development and implementation of our business plan. We cannot guarantee we will ever be successful in generating significant revenues in the future or that any revenues we are able to generate would be sufficient to pay for our expenses. If we are not able to generate sufficient revenues to achieve profitable operations, you will lose your entire investment.

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

		High		Low
		Bid	Ask	Bid	Ask

2012	1st Quarter	$(1)	$(1)	$(1)	$(1)
	2nd Quarter	$(1)	$(1)	$(1)	$(1)
	3rd Quarter	$(1)	$(1)	$(1)	$(1)
	4th Quarter	$(1)	$(1)	$(1)	$(1)

2013	1st Quarter	$(1)	$(1)	$(1)	$(1)
	2nd Quarter	$(1)	$(1)	$(1)	$(1)
	3rd Quarter	$(1)	$(1)	$(1)	$(1)
	4th Quarter	$(1)	$(1)	$(1)	$(1)

2014	1st Quarter	$(1)	$(1)	$(1)	$(1)
	2nd Quarter	$(1)	$(1)	$(1)	$(1)
	3rd Quarter	$(1)	$(1)	$(1)	$(1)
	4th Quarter	$(1)	$(1)	$(1)	$(1)

———————

(1)

Reflects that no priced bids or asks were calculated because there was not a minimum of 2 two-sided quotes for our common stock.

Holders

As of July 15, 2014, we have a total of 60,823,334 shares of common stock outstanding, held of record by approximately 48 shareholders. We do not have any shares of preferred stock outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,075,000	$0.10	9,500,000
Equity compensation plans not approved by security holders	0	0	0
Total	2,075,000	$0.10	9,500,000

We have reserved 10,000,000 shares of common stock pursuant to our 2011 Stock Incentive Plan enacted for the benefit of our directors, officers, employees and consultants. As of March 31, 2014, 2,075,000 stock options were outstanding pursuant to that plan.

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

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Securities issued for consideration

Date	Security

September 2013	Common stock – 833,334 shares of common stock for $100,000

Securities issued for services

Date	Security

Various dates during 2013	Common stock – 616,668 shares of common stock for $139,272 of services.

Securities issued pursuant to our Employee Stock Plan

Date	Security

June through September 2013	Stock options - 1,575,000 shares of common stock at $0.15 per share.

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

Results of Operations

For the year ended March 31, 2014 as compared to the year ended March 31, 2013:

Revenues. We generated $0 in revenues.

Operating Expenses. For the years ended March 31, 2014 and 2013, our operating expenses were $224,614 and $267,429, respectively and consisted of general and administrative expenses of $224,614 and $252,032 and $0 and $15,397 of management services expenses, respectively. For the years ended March 31, 2014 and 2013, $131,569 and $140,191 of our expenses was non-cash stock-based compensation, respectively.

Equity in Losses of Unconsolidated Affiliate: We incurred losses on our equity investment in Naked Edge of $28,609 and $19,537 for the respective years ended March 31, 2014 and 2013.

Net Loss. We had a net loss of $358,759 and $286,966 for the years ended March 31, 2014 and 2013, respectively.  The increase of $71,793 is primarily due to the interest expense of $85,536 during the year ended March 31, 2014, associated with the amortization of the discount associated the Beneficial Conversion Feature contained in the $250,000 Notes Payable to Snack Um.

We expect to considerably increase our operating expenses in the future.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2014 and 2013 reflects cash assets of $75,042 and $0, respectively.  At March 31, 2014 and 2013 there were $101,853 and $65,863 in the equity investment of Naked Edge and $87,536 and $81,314 in liabilities, respectively.

Cash used in operating activities during the years ended March 31, 2014 and 2013 were primarily related to the net losses of $358,759 and $286,966, respectively, offset by non-cash compensation expense of $131,569 and $140,191; amortization of debt discount of $85,536 and $0, respectively.  During the year ended March 31, 2014, net cash provided by financing activities consisted primarily from the issuance of 833,334 shares in September 2013 for $100,000; proceeds from the Convertible notes payable of $250,000 offset by payments made to various related parties for a notes payable of $40,400 and payments made to a shareholder for $18,000 in order to retire the common stock.

Over the next 12 months, we anticipate needing approximately $65,000 for accounting, legal, interest payments and working capital. We will utilize the cash currently held by the company to pay such expenses.

Since January 1, 2013, we have been spending approximately $7,500 per month to support our current level of operations. The expenses include costs of, legal, accounting and other expenses associated with the daily operations of our business.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was ineffective as of March 31, 2014.

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

ITEM 9B.

OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identity of directors, executive officers and significant employees

Name	Age	Title	Held Position Since

Joel Arberman	41	Chairman of the Board, Chief Executive Officer, Principal Accounting Officer, Secretary	March, 2011
Brendan Vogel	44	Vice President of Business Development	March, 2011
Fred Sager	61	Director	March, 2011

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

From October 2008 until April 2010, Mr. Arberman was Executive Vice President of Business Development and Marketing of Ekstein Development, LLC, a real estate investment firm with diverse business interests, where he was responsible for business development, and marketing, lead generation and search engine optimization. From April 2008 until October 2008, Mr. Arberman was Senior Vice President of Remediation Capital Funding, LLC, a commercial mortgage lender specializing in environmentally contaminated real estate, where he was responsible for business development, loan analysis and structuring.

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

Brendan Vogel has been Vice President of Business Development since June 2012. He was Vice President of Merchant Relations from March 2011 until June 2012. Since January 2006, Mr. Vogel has been Vice President of Business Development at Intellicomp, a distribution company, where he is responsible for product acquisition and vendor relations. At Intellicomp, Mr. Vogel co-founded Froobi.com, an online business focused on selling a wide range of discounted products, where he was responsible for product acquisition and vendor relations until the business was sold in late 2010. Mr. Vogel continues to represent Intellicomp by developing retail distribution for SeaSnax, a seaweed based snack food.

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

ITEM 11.

EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for the fiscal year ended March 31, 2014and 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)

Joel Arberman (1) (2) CEO, Director	2014 2013	15,000 15,000	0 0	0 0	0 0	0 0	15,000 15,000

Brendan Vogel (1) (2) Vice President of Business Development	2014 2013	15,000 15,000	0 0	0 0	0 0	0 0	15,000 15,000

———————

(1) Pursuant to a consulting agreement, Mr. Arberman receives a base salary of $2,500 per month.

(2) Pursuant to a consulting agreement, Mr. Vogel receives a base salary of $2,500 per month.

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

As of March 31, 2014, we have granted 2,075,000 stock options to several sales consultants under our 2011 Employee Stock Plan.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 15, 2014, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, our officers and directors as a group, and each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

Security Ownership of Management

Name and Address (1)	Amount and Nature of Beneficial Ownership (2)	% Owned (3) (4)

Joel Arberman CEO and Chairman of the Board	30,000,000	49.32%
Brendan Vogel Vice President of Business Development	5,500,000	9.04%
Fred Sager Director	18,000,000	29.59%

Officers and Directors as a group (4 persons)	53,500,000	87.95%

———————

(1)

In care of our Company at 14762 Wildflower Lane, Delray Beach, Florida 33446.

(2)

To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from July 15, 2014.

(3)

Based on 60,823,334 shares of common stock outstanding on July 15, 2014. Does not include shares underlying: (i) options to purchase shares of our common stock and (ii) outstanding warrants to purchase shares of our common stock (iii) and 2,500,000 shares which could be issued pursuant to the possible conversion of a convertible note.

(4)

If a person listed on this table has the right to obtain additional shares of common stock within 60 days from July 15, 2014 the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company’s shareholders paid $7,203 and $9,285 for Company-related expenses during the years ended March 31, 2014 and 2013, respectively. Such amounts were repaid to the shareholders as of March 31, 2014 and 2013.

On November 26, 2012 the Company entered into a promissory note whereby by it borrowed $10,000 from a member of the Company’s board of directors, Fred Sager. Under the terms of the unsecured promissory note, the Company is obligated to pay one lump sum of principal and no interest on March 31, 2013.

On November 26, 2012 the Company entered into a promissory note whereby by it borrowed $10,000 from the president of the Company, Joel Arberman. Under the terms of the unsecured promissory note, the Company is obligated to pay one lump sum of principal and no interest on March 31, 2013.

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

Management services

During the year ended March 31, 2014 and 2013, the Company paid $0 and $15,397, respectively, to individuals for management services rendered to the Company. Some of these individuals were also shareholders of the Company.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for professional services by McConnell & Jones, LLP for the year ended March 31, 2014 and March 31, 2013 were as follows:

	2014	2013
Audit	$16,000	$11,500
Audit-Related	7,000	7,500
Tax	0	0
All Other	0	0

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

Audit Committee Pre-Approval Policies.

The Company does not have an audit committee comprised of independent directors. These functions are performed by the member of our board of directors.  The Company’s board of directors currently does not have any pre-approval policies or procedures concerning services performed by McConnell & Jones, LLP. All the services performed by McConnell & Jones, LLP that are described above were pre-approved by the Company’s board of directors.

None of the hours expended on McConnell & Jones, LLP‘s engagement to audit the Company’s financial statements for the years ended March 31, 2014 and March 31, 2013 were attributed to work performed by persons other than McConnell & Jones, LLP’s full-time, permanent employees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 15, 2014.

Mister Goody, Inc.

By:	/s/ Joel Arberman
Joel Arberman
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Joel Arberman	Principal Executive Officer,	July 15, 2014
Joel Arberman	Principal Financial Officer, Director

/s/ Fred Sager	Director	July 15, 2014
Fred Sager

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Mister Goody, Inc.

Delray Beach, Florida

We have audited the accompanying balance sheets of Mister Goody, Inc. (the “Company”) as of March 31, 2014 and 2013, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years ended March 31, 2014 and March 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mister Goody, Inc. as of March 31, 2014 and 2013 and the results of its operations and their cash flows for the years ended March 31, 2014 and March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ McConnell & Jones, LLP

Houston, Texas

July 15, 2014

Mister Goody, Inc.

Balance Sheets

	March 31,	March 31,
	2014	2013
Assets
Cash	$75,042	$-
Other current assets	-	-
Total current assets	75,042	-

Equity Investment	101,853	65,863
Total assets	$176,895	$65,863

Liabilities and Stockholders' Equity (Deficit)
Liabilities:
Accounts payable	$2,000	$40,914
Notes payable – net of unamortized discount of $164,464 and $0	85,536	-
Notes payable – related party	-	40,400
Total current liabilities	87,536	81,314

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 60,823,334 and 60,323,332 shares issued and outstanding as of March 31, 2014 and March 31, 2013, respectively	60,823	60,323
Paid-in capital	879,484	416,415
Accumulated deficit	(850,948)	(492,189)
Total stockholders' equity(deficit)	89,359	(15,451)

Total liabilities and stockholders' equity	$176,895	$65,863

The accompanying notes are an integral part of these financial statements.

Mister Goody, Inc.

Statements of Operations

	Year Ended March 31,
	2014	2013

Net revenues	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating expenses:
General and Administrative	(224,614)	(252,032)
Management Services	-	(15,397)
Total operating expenses	(224,614)	(267,429)

Operating loss	(224,614)	(267,429)

Other expense:
Interest expense	(105,536)	-
Equity in loss of unconsolidated affiliate	(28,609)	(19,537)
Total other expense	(134,145)	(19,537)

Loss before income tax provision	(358,759)	(286,966)
Income tax provision	-	-
Net loss	$(358,759)	$(286,966)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	60,926,895	59,846,393

The accompanying notes are an integral part of these financial statements.

Mister Goody, Inc.

Statements of Stockholders' Equity (Deficit)

	Common Stock		Preferred Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2012	60,240,000	60,240	-	-	276,307	(205,223)	131,324

Shares issued for service	583,332	583	-	-	91,084	-	91,667

Shares cancelled	(500,000)	(500)	-	-	500	-	-

Stock compensation	-	-	-	-	48,524	-	48,524

Net loss	-	-	-	-	-	(286,966)	(286,966)

Balance at March 31, 2013	60,323,332	60,323	-	-	416,415	(492,189)	(15,451)

Shares issued for cash	833,334	834	-	-	99,166	-	100,000

Shares issued for service	416,668	416	-	-	88,856	-	89,272

Shares cancelled	(750,000)	(750)			(17,250)		(18,000)

Stock Option compensation	-	-	-	-	42.297	-	42,297

Discount on Notes Payable	-	-	-	-	250,000	-	250,000

Net loss	-	-	-	-	-	(358,759)	(358,759)
Balance at March 31, 2014	60,823,334	$60,823	-	$-	$879,484	$(850,948)	$89,359

The accompanying notes are an integral part of these financial statements.

Mister Goody, Inc.

Statements of Cash Flows

	Year Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(358,759)	$(286,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation expense	131,569	140,191
Amortization of debt discount	85,536
Equity in losses of unconsolidated affiliate	28,609	19,537
Change in operating assets and liabilities:
Accounts receivable	-	20
Accounts payable and accrued liabilities	(38,913)	38,414
Net cash used in operating activities	(151,958)	(88,804)

Cash flows from financing activities:
Proceeds from issuance of common stock	100,000	-
Proceeds from notes payable - related party	-	40,400
Proceeds from notes payable	250,000	-
Payments on notes payable – related party	(40,400)	-
Payments to retire common stock	(18,000)	-
Net cash provided by financing activities	291,600	40,400

Cash flows from investing activities:
Equity Investment in Naked Edge	(64,600)	(85,400)
Net cash used in investing activities	(64,600)	(85,400)

Change in cash	75,042	(133,804)

Cash, beginning of period	-	133,804

Cash, end of period	$75,042	$-

Supplementary Information:
Interest Paid	$20,000	$-
Supplementary Information of Non-Cash Transactions:
Creation of debt discount on Note payable	$250,000	$-

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

Basis of presentation

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial statements include the accounts of the Company. Certain amounts in prior periods have been reclassified to conform to the current period.

Note 2: Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses and has had negative operating cash flows since inception. The future of the Company is dependent upon future profitable operations and the development of the business plan. Management expects to need to raise additional funds via equity offerings; however, no assurances can be given that we will obtain access to capital markets in the future or that adequate financing to satisfy the cash requirements of implementing our business strategies will be available on acceptable terms.

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

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has established a valuation allowance for all deferred tax assets (consisting of net operating loss carry-forwards) as of March 31, 2014 as it has not determined that such assets are likely to be realized.

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

The Company’s financial instruments consist of cash, accounts payable and convertible notes payable. The carrying amount of each of these approximates fair value because of the short-term nature of the item.

New Accounting Standards

There are no Accounting Standards Updates that have been issued but not yet adopted as of March 31, 2014, that are expected to significantly impact the presentation or results of operations, cash flows or financial position or disclosures of Mister Goody.

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

Summarized balance sheet information of Naked Edge as of March 31, 2014 and 2013 is as follows:

	March 31,
	2014	2013
Assets

Cash	$14,325	$1,484
Accounts receivable	31,775	21,366
Other current assets	4,666	6,234
Fixed assets	137,268	100,935
Total assets	$188,034	$130,019

Liabilities and Stockholders' Equity

Current liabilities	$71,966	$39,468
Long term portion of capital leases	41,336	47,835
Long term portion of notes payable	61,085	21,756
Stockholders' equity	13,647	20,960
Total liabilities and stockholders' equity	$188,034	$130,019

Summarized results of operations for the years ended March 31, 2014 and March 31, 2013 of Naked Edge are as follows:

	Year Ended March 31,
	2014	2013

Net revenues	$424,572	$94,102
Cost of Goods Sold	(253,362)	(77,177)
Gross Profit	171,210	16,925

Operating expenses:
General and Administrative	(242,763)	(102,466)
Total operating expenses	(242,763)	(102,466)

Net loss	$(71,553)	$(85,541)

Under the equity method of accounting, we record our proportional share of the losses of Naked Edge in which we have invested, up to the amount of our investment. The Company’s investment and equity in losses of Naked Edge is as follows:

Investment balance as of March 31, 2012	$-
Investment contribution	85,400
Equity loss	(19,538)
Investment balance as of March 31, 2013	$65,862
Investment contribution	64,600
Equity loss	(28,609)
Investment balance as of March 31, 2014	$101,853

Naked Edge rents its facilities and the future minimum payments by fiscal year are as follows:

2015	23,383
2016	11,786
2017	-
Thereafter	-
Total	$35,169

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

Future minimum lease payments due under the capital lease agreements are as follows for the fiscal years ending March 31:

2015	34,358
2016	33,417
2017	19,548
2018	314
Total minimum lease payments	$87,637
Less imputed interest	(29,833)
Present value of minimum lease payments	57,804
Less: current maturities of capital lease obligations	16,468
Noncurrent maturities of capital lease obligations	$41,336

As of March 31, 2014 and 2013, there were no related party transactions.

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

Note 5: Notes Payable

On April 3, 2013 the Company entered into a convertible loan agreement with Snack Um, LLC whereby it borrowed $250,000. Under terms of the loan, the Company is obligated to pay interest (8% per annum) on a quarterly basis with a term of three years.  At the sole option of Snack Um LLC, all or part of the unpaid principal then outstanding may be converted into shares of common stock of Mister Goody, at any time starting from the day after payment. Snack Um LLC may convert the principal balance outstanding into 2,500,000 shares of common stock at a price of $0.10 per share of Mister Goody. Snack Um LLC may convert the entire principal outstanding at any time and may convert part of the principal outstanding in increments of $50,000 or more at any time. Should Snack Um LLC elect to not convert the principal into common shares of Mister Goody, then Mister Goody will repay the principal amount outstanding and any outstanding interest on the 3rd year anniversary of receiving the loan. Snack Um LLC may elect to demand repayment with four months of written notice. Notwithstanding the foregoing, Mister Goody shall not be obligated to repay any part of the principal amount outstanding before the 2nd year anniversary of receiving the loan.

The conversion price of the note was below market at the date of issue which created a beneficial conversion feature which was accounted for as debt discount. The discount of $250,000 will be accreted into interest expense over the life of the note.  For the year ended March 31, 2014, the Company recorded $85,714 of interest expense related to the amortization of debt discount. At March 31, 2014, unamortized discount of $164,284 remains as Notes Payable.

Note 6: Notes Payable – Related Party

On November 26, 2012 the Company entered into a promissory note whereby by it borrowed $10,000 from a member of the Company’s board of directors, Fred Sager. Under the terms of the unsecured promissory note, the Company was obligated to pay one lump sum of principal and no interest on March 31, 2013.

On November 26, 2012 the Company entered into a promissory note whereby by it borrowed $10,000 from the president of the Company, Joel Arberman. Under the terms of the unsecured promissory note, the Company is obligated to pay one lump sum of principal and no interest on March 31, 2013.

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

All related party notes were paid within the fiscal year March 31, 2014 and the balance was zero.

Note 7: Income Taxes

Income taxes are summarized as follows for the year ended March 31, 2014 and 2013:

	2014	2013

Current expense (benefit)	$(226,294)	$(149,049)
Deferred expense	226,294	149,049
Net income tax (benefit) expense	-	-

The Company has experienced operating losses since inception. A full valuation allowance have been established for deferred tax assets based on a “more likely than not” threshold. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carry forward periods provided in the tax law.

Note 8: Shareholders’ Equity

On September 6, 2013, the Company issued 833,334 shares of common stock for $100,000.

On September 12, 2013, the Company entered into a one-year agreement with a non-employee for consulting services to be performed. The agreement called for the issuance of 200,000 shares immediately and $7,500 per month for the first three month period; $50,000 (measured on December 12, 2013) of common stock and $7,500 per month for the second three month period; $50,000 of common stock (measured on March 12, 2014) and $7,500 per month for the third three month period and $50,000 of common stock (measured on June 12, 2014) and $7,500 for the fourth three month period. The Company issued 200,000 shares of common stock and estimated the fair market value on issuance date at $0.25 per share and recorded $50,000 in stock based compensation. Services and obligations were cancelled including the 200,000 shares granted, upon notice to the company per agreement and the shares were returned in January 2014 for no further compensation.

On November 29, 2012, the Company executed an agreement with a non-employee for consulting services to be performed. The agreement calls for 83,333 shares of restricted stock to be issued monthly to the non-employee through August 2013, so long as the related agreement has not been terminated by either party. Pursuant to the executed agreement the Company issued 83,333 shares of restricted common stock monthly through August 31, 2013. During the fiscal year 2014, the Company issued 416,668 shares of its common stock and recorded an expense of $89,272, based on a fair value of the Company’s stock ranging from $0.15 - $0.25 per share. This agreement was terminated effective September 10, 2013 and 750,000 shares were returned for consideration of $18,000 with no further obligation. In addition to the termination of the agreement, accrued consulting fees of $30,000 were reversed and adjusted in general and administrative expenses.

Note 9: Related Party Transactions

The Company’s shareholders paid $7,203 and $9,285 for Company-related expenses during the years ended March 31, 2014 and 2013, respectively. Such amounts were repaid to the shareholders as of March 31, 2014 and 2013.

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

All related party notes were paid within the fiscal year March 31, 2014 and the balance was zero.

Management services

During the year ended March 31, 2014 and 2013, the Company paid $0 and $15,397, respectively, to individuals for management services rendered to the Company. Some of these individuals were also shareholders of the Company.

Note 10: Commitments and Contingencies

The Company may from time to time be involved in legal proceedings arising from the normal course of business. There are no pending or threatened legal proceedings as of March 31, 2014.

The Company has no non-cancellable operating leases.

Note 11: Stock-Based Compensation

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

The stock options issued during fiscal year 2014 were valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

	2014	2013

Volatility	148-193.8%	148-193.8%
Risk-free interest rate	1.03-2.31%	1.03-2.31%
Expected term	5-7.5 years	5-6.3 years
Forfeiture rate	0-10%	0-10%
Dividend yield rate	0%	0%

The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price. The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award. The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110. Stock option awards are expensed on a straight-line basis over the requisite service period. During the year ended March 31, 2014, and 2013 the Company recognized a total of $48,235 and $48,524 respectively, of compensation expense. Unamortized compensation expense related to the 2,075,000 options outstanding at March 31, 2014 is $247,844.

The following summarizes stock option activity for the year ended March 31, 2014 and 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2012	240,000	$0.02	9.06	$19,784
Granted at market price	500,000	0.10
Exercised	-
Forfeited	(240,000)	0.02
Outstanding at March 31, 2013	500,000	0.10	9.01	$50,000
Granted	1,575,000	0.02	9.19	0
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2014	2,075,000	$0.15	8.98	0
Exercisable	770,000	$0.09	8.45	$-

Note 12: Discontinued Operations

Due to a lack of sufficient revenue that resulted from this business plan, on August 24, 2012, the Company’s Board of Directors determined that it was in the Company’s stockholders best interest to refocus the business activities in a manner which could more fully enhance stockholder value. The Company decided to no longer pursue their online marketplace and cause-marketing services and it ceased all of its operations with respect thereto. Therefore, the revenue in the amount of $0 and $3,109 for the year ending March 31, 2014 and 2013, respectively was reclassed to general and administrative expenses. Discontinued operation disclosure was considered; however due to the immaterial nature of the balance it was reclassed to expenses.

Note 13: Subsequent Events

The Company evaluated events subsequent to March 31, 2014 up to filing date and determined there were no subsequent events requiring disclosure.

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